Form 10QSB
period 1996-03-31
AGES HEALTH SERVICES INC
filed 1996-05-15
CIK 908516

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                                 FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of
1934

For the quarter ended March 31, 1996

Commission file number      1-12564
                       ---------------

                          Ages Health Services Inc.
- - -------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Massachusetts                       04 - 3102249
- - -------------------------------------    --------------------------------------
   (State or other jurisdiction of           (I.R.S. employer
    incorporation or organization)           identification No.)

             800 Hingham Street, Suite 103 S, Rockland, MA 02370
- - -------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               617 - 871- 6550
- - -------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                     N/A
- - -------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

The number of shares outstanding of registrant's no par value common stock, at May 10th, 1996, was 2,580,100.

Transitional small business disclosure format (check one):

Yes [  ]     No [X]

                          AGES Health Services Inc.

                                    INDEX

PART 1 - FINANCIAL INFORMATION*

Item 1. - Financial Statements
                                                                         Page
                                                                        Number
                                                                        ------

    Balance Sheets at March 31, 1996 and September 30, 1995...........  3  - 4
    Statements of Operations for the three months and six months
     ended March 31, 1996 and 1995....................................       5

    Statements of Cash Flows for the three months and six months ended March 31, 1996 and 1995....................................  6  - 7

    Notes to Financial Statements.....................................   8 - 10

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  11 - 12

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings...........................................       12

Item 2. - Changes in Securities  See Part.............................       12

Item 5. - Other Matters...............................................       12

Item 6. - Exhibits and Reports on Form 8-K............................       13

Signatures............................................................       14

[FN]
* The financial information at September 30, 1995 has been derived from the Company's audited financial statements at that date. All other information is unaudited.
[/FN]

                          AGES HEALTH SERVICES INC.

                               Balance Sheets
                                 (Unaudited)

                                                                March 31,      September 30,
                                                                  1996             1995*
                                                                ---------      -------------
Assets

Current:
    Cash and cash equivalents..............................     $   20,107      $  126,878
    U.S. Treasury Notes....................................      1,974,375       1,965,470
    Accounts receivable, less allowance for uncollectible
     accounts of $267,230 and $350,000.....................      2,352,497       1,885,125
    Prepaid expenses.......................................         70,099          82,682
    Current portion of long-term note receivable related
     to discontinued operations............................          5,000           5,000
    Deferred taxes.........................................         25,000          25,000
                                                                ----------      ----------
      Total current assets.................................      4,447,078       4,090,155
                                                                ----------      ----------

Property and equipment, net of accumulated depreciation
 of $197,274 and $166,842..................................        217,561         223,522
                                                                ----------      ----------

Other Assets:
    Covenant not to compete................................           -            335,800
    Nursing home affiliation agreements....................           -            224,266
    Organization costs for geriatric services..............         62,056          62,056
    Organization costs for clinic license..................           -              6,934
                                                                ----------      ----------
                                                                    62,056         629,056
    Less accumulated amortization..........................         56,669         584,184
                                                                ----------      ----------
                                                                     5,387          44,872
                                                                ----------      ----------

Long-term note receivable related to discontinued
 operations, less current portion..........................         17,752          20,000
                                                                ----------      ----------
                                                                $4,687,778      $4,378,549
                                                                ==========      ==========

Liabilities and Stockholders' Equity

Current liabilities:
    Short-term borrowings..................................     $1,876,586      $1,662,257
    Accounts payable.......................................        266,427         110,815
    Accrued expenses.......................................        443,640         507,549
    Current portion of long-term debt and loans payable....        156,851         132,405
                                                                ----------      ----------
      Total current liabilities............................      2,743,504       2,413,026

Long-term debt and loans payable, less current portion.....        368,195         397,398
Deferred income taxes......................................         25,000          25,000
                                                                ----------      ----------
      Total liabilities....................................      3,136,699       2,835,424
                                                                ----------      ----------

Stockholder's equity:
    Preferred stock, 12% cumulative, nonparticipating,
     $1,000 per share liquidation value, without par
     value; 100,000 shares authorized, 250 shares issued
     and outstanding.......................................        250,000         250,000
    Common stock, without par value; 4,500,000 shares
     authorized; 2,580,100 shares issued and outstanding...      3,375,897       3,375,897
    Accumulated deficit....................................     (2,050,209)     (2,048,320)
    Unrealized loss on marketable securities...............        (24,609)        (34,452)
                                                                ----------      ----------
      Total stockholders' equity...........................      1,551,079       1,543,125
                                                                ----------      ----------
                                                                $4,687,778      $4,378,549
                                                                ==========      ==========

See accompanying notes to financial statements.

[FN]
* The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. All other information is unaudited.
[/FN]

                          AGES HEALTH SERVICES INC.

                          Statements of Operations
                                 (Unaudited)

                                                          For the three months       For the six months
                                                            ended March 31,            ended March 31,
                                                          --------------------       ------------------
                                                            1996         1995         1996          1995
                                                            ----         ----         ----          ----

Net patient service revenue..........................    $2,041,385   $1,677,712   $3,937,299    $3,213,356
Cost of patient services.............................     1,430,081    1,355,779    2,763,788     2,528,923
                                                         ----------   ----------   ----------    ----------
    Gross profit on patient services.................       611,304      321,933    1,173,511       684,433
                                                         ----------   ----------   ----------    ----------

General and administrative expenses..................       571,779      727,301    1,073,723     1,225,673
Amortization of acquisition-related costs............        15,536       23,198       39,484        48,098
                                                         ----------   ----------   ----------    ----------
    Operating expenses...............................       587,315      750,499    1,113,207     1,273,771
                                                         ----------   ----------   ----------    ----------

    Operating income (loss)..........................        23,989     (428,566)      60,304      (589,338)
                                                         ----------   ----------   ----------    ----------

Interest expense (income), net.......................        19,319       14,834       43,976        13,669
                                                         ----------   ----------   ----------    ----------
    Income (loss) from continuing operations before
     taxes on income (credit)........................         4,670     (443,400)      16,328      (603,007)
                                                         ----------   ----------   ----------    ----------
Taxes on income......................................          -            -             -            -
                                                         ----------   ----------   ----------    ----------
    Income (loss) from continuing operations.........         4,670     (443,400)      16,328      (603,007)
                                                         ----------   ----------   ----------    ----------

Discontinued operations:
      Loss from operations...........................          -         (88,020)         -        (174,421)
      Loss on disposal...............................          -            -          (3,217)         -
                                                         ----------   ----------   ----------  	 ----------
    Loss from discontinued operations................             0      (88,020)      (3,217)     (174,421)
                                                         ----------   ----------   ----------    ----------

Net income (loss)....................................         4,670     (531,420)      13,111      (777,428)
                                                         ----------   ----------   ----------    ----------

Preferred stock dividends............................        (7,500)      (7,500)     (15,000)      (15,000)
                                                         ----------   ----------   ----------    ----------

Net income (loss) applicable to common stock.........    $   (2,830)  $ (538,920)  $   (1,889)   $ (792,428)
                                                         ==========   ==========   ==========    ==========

Income (loss) per share of common stock:
    Income (loss) from continuing operations.........          -      $     (.18)         -   	 $     (.24)
    Loss from discontinued operations................          -      $     (.03)         -   	 $     (.07)

Net income (loss) per share of common stock..........          -      $     (.21)         -   	 $     (.31)
                                                         ==========   ==========   ==========	 ==========

Weighted average number of shares of
 common stock outstanding............................     2,580,100    2,580,100    2,580,100     2,580,100


See accompanying notes to financial statements.

                          AGES HEALTH SERVICES INC.

                          Statements of Cash Flows
                                 (Unaudited)

                                                             For the six months
                                                               ended March 31,
                                                             ------------------
                                                              1996          1995
                                                              ----          ----

Cash flows from operating activities:
  Net income (loss)....................................    $  13,111    $  (777,428)
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
    Depreciation and amortization......................       69,917         77,240
    Provision for losses on accounts receivable........       62,797        124,000
    Defeffed consulting costs..........................       18,000         18,000
    Loss on sale of marketable securities..............          938          -
    Changes in operating assets and liabilities:
      Accounts receivable..............................     (530,169)      (385,501)
      Prepaid expense..................................       (5,417)         6,755
      Accounts payable.................................      150,612          3,755
      Accrued expenses.................................      (63,909)        86,650
                                                           ---------    -----------
        Net cash used for operating activities.........     (284,120)      (846,529)
                                                           ---------    -----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities..........      499,062          -
  Purchase of marketable securities....................     (499,062)         -
  Purchase of property and equipment...................      (24,471)       (79,215)
  Organization costs capitalized.......................        -             (6,934)
  Principal payments from note receivable..............        2,248          -
                                                           ---------    -----------
        Net cash used for investing activities.........      (22,223)       (86,149)
                                                           ---------    -----------

Cash flows from financing activities
  Proceeds from short-term borrowings..................      214,329      1,167,866
  Payments of notes to affiliate.......................        -           (198,000)
  Principal payments on other notes payable............       (4,757)       (13,987)
  Dividends paid on preferred stock....................      (10,000)       (15,000)
                                                           ---------    -----------
        Net cash provided by financing activities......      199,572        940,879
                                                           ---------    -----------

Net decrease in cash and cash equivalents..............     (106,771)         8,201

Cash and cash equivalents, beginning of period.........      126,878         81,505
                                                           ---------    -----------
Cash and cash equivalents, end of period...............    $  20,107    $    89,706
                                                           =========    ===========

See accompanying notes to financial statements.

                          AGES HEALTH SERVICES INC.

                        Notes to Financial Statements

1.  Basis of Presentation

      The financial statements as of March 31, 1996 and 1995 are unaudited but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The accompanying financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual audited financial statements and notes thereto. The results of operations for the three months and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1996.

2.  U.S. Treasury Notes

      Short term investments in U.S. Treasury Notes are considered available-for-sale securities, and therefore are accounted for at fair market value. Unrealized gains and losses are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized in the results of operations. As of March 31, 1996 unrealized losses pertaining to the U.S. Treasury Notes amounted to $24,609, and the Company realized a $938 loss on the rollover of one $500,000 strip of U.S. Treasury Notes which matured in
 January of 1996. The U.S. Treasury Notes bear annual interest rates ranging between 4.40% and 5.18% with maturity dates between May 1996 and October 1998.

3.  Short-Term Borrowings

      Short-term borrowings at March 31, 1995 are collateralized by the Company's U.S. Treasury Notes. Interest is charged at the lenders base rate plus a range of .5% to 2.5% based on the total outstanding borrowings (8.00% at March 31, 1996). The U.S. Treasury Notes are subject to a lien for discharge of the borrowings.

4.  Taxes on Income

      In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforward and other deferred tax assets, the Company has provided a deferred tax asset valuation allowance at March 31, 1996 equal to 100% of the net operating loss carryforward and a portion of the other deferred tax assets. Accordingly, the Company has not recognized a tax credit for the three months or the six months ended March 31, 1995 in the accompanying statements of operations. A current tax provision was not provided for the three months or the six months ended March 31, 1996 due to the availability of the net operating loss carryforward which was used to offset current taxes due.

5.  Net Income (Loss) Per Share of Common Stock

      Net income (Loss) per share of Common Stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period presented. Common shares issuable upon exercise of outstanding warrants and options, when dilutive, are included in the computation of shares outstanding.

6.  Cash Flow Information

      Payments for interest and income taxes for the six months ended March 31, follows:

                                       1996        1995
                                       ----        ----

    Interest                         $71,525     $49,090
    Income taxes                     $  -0-      $  -0-

      A supplemental schedule of noncash investing and financing activities for the six months ended March 31, follows:

                                                  1996         1995
                                                  ----         ----

Preferred Stock dividends accrued                $5,000      $ 7,500
Unrealized gain on marketable securities         $9,843      $20,360


7.  Legal Proceedings

      The Company is not a party to any legal proceedings which it believes may have a material adverse effect on the Company's financial condition or results of operations. However, the Massachusetts Department of the Attorney General has been reviewing certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. The Company believes that the primary focus of such review is to determine whether the services performed were qualifying reimbursable services. The Company believes that the services provided were appropriate and that all services were billed correctly. There can be no assurance, however, that the Attorney General's review can be closed without the need for the Company to pay back funds to the Commonwealth of Massachusetts.

8.  Discontinued Operations

      In August 1995, the Company's Board of Directors authorized the sale of the Company's Employee Assistance Program and the disposal of the Center for Neuro-Diagnostics. Assets of discontinued operations at September 30, 1995 and March 31, 1996 consisted of a note receivable of $25,000 and $22,752, respectively. There were no liabilities related to discontinued operations at September 30, 1995, or at March 31, 1996. Net patient service revenues applicable to discontinued operations were $-0- and $62,424 for the three months ended March 31, 1996 and 1995 respectively, and were $2,646 (revenues from the late submission of claims for services rendered just prior to the close of operations) and $139,507 for the six months ended March 31, 1996 and 1995 respectively

                          AGES HEALTH SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      During the six months ended March 31, 1996 (first and second quarter of Fiscal 1996), the Company required cash of $284,120 to fund operating activities as a result primarily of the increase in accounts receivable of $530,169 which was offset partially by an increase in accounts payable of $150,612. The increase in accounts receivable is attributed to expanded levels of service in Connecticut and Rhode Island, to calendar year deductibles that require additional billings to secondary payors, and to changes in billing and reimbursement requirements issued by Medicare for nursing services, each of which has delayed cash receipts. The Company has taken action with respect to its billing and collection procedures to adjust to changes in Medicare billing protocols. These actions are expected to improve the collection of receivables, although there can be no assurance that either the timing or the volume of cash receipts will be improved. The Company also invested $24,471 in property and equipment during the first and second quarter of Fiscal 1996, primarily related to computer hardware. The Company's operating cash requirements, equipment purchases and debt repayment was funded in part by proceeds from short-term borrowing of $214,329.

      The Company's working capital was $1,703,574 at March 31, 1996 compared to $1,677,129 at September 30, 1995. The Company believes it is adequately capitalized to support current continuing operations. However, the Company will require further credit to pursue diversification and expansion plans.
The Company is considering a proposal for a $300,000 line of credit based on its accounts receivable to provide additional financing for Fiscal 1996. There can be no assurance however, that the line of credit offer can be finalized on commercially reasonable terms.

      Results of Operations
      ---------------------

      Net patient service revenues increased from Fiscal 1995 to Fiscal 1996 by $363,673 (21.7%) for the three months ending March 31st, and by $723,943 (22.5%) for the six months ending March 31st. Approximately 53% of the increase in revenues was due to expansion of services to geriatric long-term care facilities in Massachusetts, Connecticut and Rhode Island, where net patient service revenues grew 12.6%. Approximately 47% of the increase was due to the expansion of outpatient clinical services to non-geriatric populations, where net patient service revenues grew 192.5%.

      The Company's cost of patient services as a percentage of net patient service revenues decreased from 80.8% and 78.7% for the three months and six months ending March 31, 1995, to 70.1% and 70.2% for the three months and six months ending March 31, 1996. This decrease is due primarily to reorganization of the Company's service delivery model, which now emphasizes delivery of services by less costly qualified professionals.

      General and administrative expenses as a percent of net patient service revenues fell from 43.4% and 38.1% for the three months and six months ending March 31, 1995, to 28.0% and 27.2% for the same period of 1996. Higher costs in 1995 primarily relate to start-up costs for non-geriatric outpatient services and for services to geriatric long-term care facilities in Connecticut and Rhode Island. Together, these segments of the Company, which started up during the first six months of Fiscal 1995, had general and administrative expenses as a percent of related net patient service revenues of 20.0% and 3.9% in first six months of Fiscal 1995 and Fiscal 1996, respectively. Reductions in several corporate line item expenses also helped reduce general and administrative expenses. These include significant reductions in legal, consulting, public relations, and dues and subscriptions. The Company's interest expense, net of interest income, increased by $30,307 during the first six months of Fiscal 1996 versus the same period of Fiscal 1995, as a result of increased short term borrowings.

      The Company's net loss applicable to common stock was ($1,889) or ($.00) per share for the six months ended March 31, 1996 compared to a net loss of ($792,428) or ($.31) per share for the same period of Fiscal 1995. Of the loss in Fiscal 1995, $174,421 relates to discontinued operations (see Notes to Financial Statements, Note #8).

PART II  Other Information
- - --------------------------

Item 1.  Legal  Proceedings

      The Company is not a party to any legal proceedings which it believes may have a material adverse effect on the Company's financial condition or results of operations. However, the Massachusetts Department of the Attorney General has been reviewing certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. The Company believes that the primary focus of such review is to determine whether the services performed were qualifying reimbursable services. The Company believes that the services provided were appropriate and that all services were billed correctly. There can be no assurance, however, that the Attorney General's review can be closed without the need for the Company to pay back funds to the Commonwealth of Massachusetts.

Item 2.  Changes in Securities See Item 5.

Item 5.  Other Matters

      The Company was delisted from the Boston Stock Exchange, Inc. effective April 4, 1996. The action was taken in accordance with the terms of a letter dated January 15, 1996 from the Boston Stock Exchange, Inc., because the market value of the Company's publicly traded securities had fallen below the Exchange's minimum requirement of $500,000.

Item 6.  Exhibits and Reports on Form 8 - K
- - -------------------------------------------

      (a)    Exhibits  --  none

      (b)    Reports on Form 8 - K  --  none

                          AGES HEALTH SERVICES INC.

                                 SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       Ages Health Services Inc.
                                       (Registrant)




           May 13,  1996               /s/ Henry Goodhue
Date --------------------------        ----------------------------
                                       Henry Goodhue
                                       Controller
                                       (principal financial officer)