Form 10QSB
period 1996-06-30
AGES HEALTH SERVICES INC
filed 1996-08-14
CIK 908516

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996

Commission file number             1-12564

                          Ages Health Services Inc.
      (Exact name of small business issuer as specified in its charter)

         Massachusetts                              04 - 3102249
(State or other jurisdiction of                  (I.R.S. employer
 incorporation or organization)                 identification No.)

             800 Hingham Street, Suite 103 S, Rockland, MA 02370
                  (Address of principal executive offices)

                               617 - 871- 6550
                         (Issuer's telephone number)

                                     N/A
       (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No_____

The number of shares outstanding of registrant's no par value common stock, at August 9th, 1996, was 2,580,100.

Transitional small business disclosure format (check one):

                        Yes              No    X


                          AGES Health Services Inc.

                                    INDEX

PART 1 - FINANCIAL INFORMATION*

Item 1. - Financial Statements                                       Page
                                                                     Number

  Balance Sheets
   at June 30, 1996 and September 30, 1995                           3-4

  Statements of Operations
   for the three months and nine months ended June 30, 1996
   and 1995                                                          5

  Statements of Cash Flows
   for the nine months ended June 30, 1996 and 1995                  6-7

  Notes to Financial Statements                                      8-10

Item 2. - Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       11-12

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                          12

Item 2. - Changes in Securities  See Part                            12

Item 5. - Other Matters                                              12

Item 6. - Exhibits and Reports on Form 8-K                           13

Signatures                                                           14


* The financial information at September 30, 1995 has been derived from the Company's audited financial statements at that date. All other information is unaudited.

                          AGES HEALTH SERVICES INC.

                               Balance Sheets
                                 (Unaudited)

                                                      June 30         September 30,
                                                      1996            1995*
- -----------------------------------------------------------------------------------

Assets

Current:
  Cash and cash equivalents                           $  240,592      $  126,878
  U.S. Treasury Notes                                  1,972,305       1,965,470
  Accounts receivable, less allowance for
   uncollectible accounts of $312,683 and $350,000     2,298,039       1,885,125
  Prepaid expenses                                        73,593          82,682
  Current portion of long-term note receivable
   related to discontinued operations                      5,000           5,000
  Deferred taxes                                          25,000          25,000
- --------------------------------------------------------------------------------

      Total current assets                             4,614,529       4,090,155
- --------------------------------------------------------------------------------

Property and equipment, net of accumulated
 depreciation of $215,985 and $166,842                   203,472         223,522
- --------------------------------------------------------------------------------

Other Assets:
  Covenant not to compete                                      -         335,800
  Nursing home affiliation                                     -         224,266
  Organization costs for geriatric services               62,056          62,056
  Organization costs for clinic license                        -           6,934
- --------------------------------------------------------------------------------
                                                          62,056         629,056
  Less accumulated amortization                           59,957         584,184
- --------------------------------------------------------------------------------
                                                           2,099          44,872
- --------------------------------------------------------------------------------

Long-term note receivable related to discontinued
 operations, less current portion                         17,752          20,000
- --------------------------------------------------------------------------------

                                                      $4,837,852      $4,378,549
================================================================================


Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                               $2,142,572      $1,662,257
  Accounts payable                                       277,981         110,815
  Accrued expenses                                       568,072         507,549
  Current portion of long-term debt and loans
   payable                                               170,044         132,405
- --------------------------------------------------------------------------------

      Total current liabilities                        3,158,669       2,413,026

Long-term debt and loans payable, less current
 portion                                                 353,171         397,398
Deferred income taxes                                     25,000          25,000
- --------------------------------------------------------------------------------

      Total liabilities                                3,536,840       2,835,424
- --------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, 12% cumulative, nonparticipating,
   $1,000 per share liquidation value, without par
   value; 100,000 shares authorized, 250 shares
   issued and outstanding                                250,000         250,000
  Common stock, without par value; 4,500,000 shares
   authorized; 2,580,100 shares issued and
   outstanding                                         3,375,897       3,375,897
  Accumulated deficit                                 (2,297,190)     (2,048,320)
  Unrealized loss on marketable securities               (27,695)        (34,452)
- --------------------------------------------------------------------------------

       Total stockholders' equity                      1,301,012       1,543,125
- --------------------------------------------------------------------------------

                                                      $4,837,852      $4,378,549
================================================================================


               See accompanying notes to financial statements.


<F*> The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.  All other information is unaudited.

                          AGES HEALTH SERVICES INC.

                          Statements of Operations
                                 (Unaudited)

                                             For the three months          For the nine months
                                                ended June 30,                ended June 30,
- ----------------------------------------------------------------------------------------------------
                                             1996           1995           1996           1995
- ----------------------------------------------------------------------------------------------------

Net patient service revenue                  $1,571,160     $1,862,614     $5,508,459     $5,075,972
Cost of patient services                      1,268,934      1,522,167      4,032,722      4,051,094
- ----------------------------------------------------------------------------------------------------
      Gross profit on patient services          302,226        340,447      1,475,737      1,024,878
- ----------------------------------------------------------------------------------------------------

General and administrative expenses             497,934        575,816      1,571,657      1,801,488
Amortization of acquisition-related costs         3,288         23,197         42,772         71,295
- ----------------------------------------------------------------------------------------------------
      Operating expenses                        501,222        599,013      1,614,429      1,872,783
- ----------------------------------------------------------------------------------------------------

      Operating income (loss)                  (198,996)      (258,566)      (138,692)      (847,905)
- ----------------------------------------------------------------------------------------------------

Interest expense (income), net                   32,376         19,251         76,352         32,921
- ----------------------------------------------------------------------------------------------------
      Income (loss) from continuing
       operations before taxes on income
       (credit)                                (231,372)      (277,817)      (215,044)      (880,826)
- ----------------------------------------------------------------------------------------------------

Taxes on income                                   8,109            878          8,109            878
- ----------------------------------------------------------------------------------------------------
      Income (loss) from continuing
       operations                              (239,481)      (278,695)      (223,153)      (881,704)
- ----------------------------------------------------------------------------------------------------

Discontinued operations:
  Loss from operations                                -        (81,674)             -       (256,093)
  Loss on disposal                                    -              -         (3,217)             -
- ----------------------------------------------------------------------------------------------------
      Loss from discontinued operations               0        (81,674)        (3,217)      (256,093)
- ----------------------------------------------------------------------------------------------------

Net income (loss)                              (239,481)      (360,369)      (226,370)    (1,137,797)
- ----------------------------------------------------------------------------------------------------

Preferred stock dividends                        (7,500)        (7,500)       (22,500)       (22,500)
- ----------------------------------------------------------------------------------------------------

Net income (loss) applicable to common
 stock                                      ($  246,981)   ($  367,869)   ($  248,870)   ($1,160,297)
====================================================================================================

Income (loss) per share of common stock:
  Income (loss) from continuing operations        ($.10)         ($.11)         ($.10)         ($.35)
  Loss from discontinued operations                   -          ($.03)         ($.00)         ($.10)

Net income (loss) per share of common stock       ($.10)         ($.14)         ($.10)         ($.45)
====================================================================================================

Weighted average number of shares of
 common stock outstanding                     2,580,100      2,580,100      2,580,100      2,580,100


               See accompanying notes to financial statements.

                          AGES HEALTH SERVICES INC.

                          Statements of Cash Flows
                                 (Unaudited)

                                                     For the nine months
                                                        ended June 30,
- --------------------------------------------------------------------------------
                                                    1996             1995
- --------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                 ($  226,370)     ($1,137,797)
  Adjustments to reconcile net income (loss)
   to net cash used for operating activities:
    Depreciation and amortization                        91,916          115,014
    Provision for losses on accounts receivable         137,733          200,668
    Deferred consulting costs                            24,000           24,000
    Refundable Income Taxes                                   -           93,845
    Gain on sale of marketable securities                   (78)               -
    Changes in operating assets and liabilites:
      Accounts receivable                              (550,647)        (409,485)
      Prepaid expense                                   (14,911)          58,265
      Accounts payable                                  154,666           (6,532)
      Accrued expenses                                   60,523          236,980
- --------------------------------------------------------------------------------

        Net cash used for operating activities         (323,168)        (825,042)
- --------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities         1,000,078                -
  Purchase of marketable securities                  (1,000,078)               -
  Purchase of property and equipment                    (29,093)         (97,472)
  Organization costs capitalized                              -           (6,934)
  Principal payments from note receivable                 2,248                -
- --------------------------------------------------------------------------------

        Net cash used for investing activities          (26,845)        (104,406)
- --------------------------------------------------------------------------------


Cash flows from financing activities
  Proceeds from short-term borrowings                   480,315        1,172,878
  Payments of notes to affiliate                              -         (198,000)
  Principal payments on other notes payable              (6,588)         (19,709)
  Dividends paid on preferred stock                     (10,000)         (22,500)
- --------------------------------------------------------------------------------

        Net cash provided by financing activities       463,727          932,669
- --------------------------------------------------------------------------------

Net increase in cash and cash equivalents               113,714            3,221

Cash and cash equivalents, beginning of period          126,878           81,505
- --------------------------------------------------------------------------------

Cash and cash equivalents, end of period             $  240,592       $   84,726
================================================================================

               See accompanying notes to financial statements.

                          AGES HEALTH SERVICES INC.

                        Notes to Financial Statements

1.  Basis of Presentation

      The financial statements as of June 30, 1996 and 1995 are unaudited but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The accompanying financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual audited financial
statements and  notes thereto.   The  results  of operations for the three
months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1996.

2.  U.S. Treasury Notes

      Short term investments in U.S. Treasury Notes are considered available-for-sale securities, and therefore are accounted for at fair market value. Unrealized gains and losses are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized in the results of operations. As of June 30, 1996 unrealized losses pertaining to the U.S. Treasury Notes amounted to $27,695, and the Company realized a $78 gain on the rollover of two $500,000 strips of U.S. Treasury Notes which matured in January and May of 1996. The U.S. Treasury Notes bear annual interest rates ranging between 4.375% and 5.125% with maturity dates between November 1996 and October 1998.

3.  Short-Term Borrowings

      Short-term borrowings at June 30, 1996 of $1,867,572 are collateralized by the Company's U.S. Treasury Notes. Interest is charged at the lenders base rate plus a range of .5% to 2.5% based on the total outstanding borrowings (8.375% at June 30, 1996). The U.S. Treasury Notes are subject to a lien for discharge of the borrowings. Short-term borrowings at June 30, 1996 of $275,000 are collateralized by the Company's accounts receivable. Interest is charged at a prime rate of interest as determined by NationsBank, N.A., + 3% (11.25% at June 30, 1996). Accounts receivable are subject to a lien for discharge of the borrowings.

4.  Taxes on Income

      In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforward and other deferred tax assets, the Company has provided a deferred tax asset valuation allowance at June 30, 1996 equal to 100% of the net operating loss carryforward and a portion of the other deferred tax assets. Accordingly, the Company has not recognized a tax credit for the three months or the nine months ended June 30, 1995 or 1996 in the accompanying statements of operations.

5.  Net Loss Per Share of Common Stock

      Net loss per share of Common Stock is computed by dividing net loss applicable to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period presented. Common shares issuable upon exercise of outstanding warrants and options, when dilutive, are included in the computation of shares outstanding.

6.  Cash Flow Information

      Payments for interest and income taxes for the nine months ended June 30, follows:

                                    1996           1995
      ----------------------------------------------------

      Interest                      $87,928        $79,010
      Income taxes                  $ 8,109        $   -0-

      A supplemental schedule of noncash investing and financing activities for the nine months ended June 30, follows:

                                              1996       1995
- ----------------------------------------------------------------

Preferred Stock dividends accrued             $12,500    $   -0-
Unrealized loss on marketable securities      $27,695    $34,452

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

8.  Discontinued Operations

      In August 1995, the Company's Board of Directors authorized the sale of the Company's Employee Assistance Program and the disposal of the Center for Neuro-Diagnostics. Assets of discontinued operations at September 30, 1995 and June 30, 1996 consisted of a note receivable of $25,000 and $22,752, respectively. There were no liabilities related to discontinued operations at September 30, 1995, or at June 30, 1996. Net patient service revenues applicable to discontinued operations were $-0- and $72,987 for the three months ended June 30, 1996 and 1995 respectively, and were $2,646 (revenues from the late submission of claims for services rendered just prior to the close of operations) and $212,494 for the nine months ended June 30, 1996 and 1995 respectively.

                          AGES HEALTH SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources

      During the nine months ended June 30, 1996 (first three quarters of Fiscal 1996), the Company required cash of $323,168 to fund operating activities as a result primarily of the increase in accounts receivable of $550,647 which was offset partially by an increase in accounts payable of $154,666. The increase in accounts receivable is attributed to expanded levels of service in Connecticut and Rhode Island, to changes in Massachusetts Medicaid's managed care contract, and to changes in billing and reimbursement requirements issued by Medicare for nursing services, each of which has delayed cash receipts. The Company has taken action with respect to its billing and collection procedures to adjust to changes in Medicare and Medicaid billing and managed care protocols. These actions are expected to improve the collection of receivables, although there can be no assurance that either the timing or the volume of cash receipts will be improved. The Company also invested $29,093 in property and equipment during the nine months ended June 30, 1996, primarily related to computer hardware. The Company's operating cash requirements, equipment purchases and debt repayment were funded in part by proceeds from short-term borrowing of $480,315.

      The Company's working capital was $1,455,860 at June 30, 1996 compared to $1,677,129 at September 30, 1995. The Company believes it is adequately capitalized to support current continuing operations. However, the Company will require further credit to pursue diversification and expansion plans. The Company has secured a $300,000 line of credit based on its accounts receivable to provide additional financing for Fiscal 1996. At June 30, 1996, the Company had borrowed $275,000 against the line.

      Results of Operations

      Net patient service revenues for the three months ended June 30 decreased from Fiscal 1995 to Fiscal 1996 by $291,454 (15.6%). The decrease is due to a 24.2% drop in service volume, primarily for services to geriatric long-term care facilities in Massachusetts. However, net patient service revenues for the nine months ended June 30 increased from Fiscal 1995 to Fiscal 1996 by $432,487 (8.5%) due to expansion of nongeriatric outpatient services, which increased 165%.

      The Company's cost of patient services as a percentage of net patient service revenues decreased from 81.7% and 79.8% for the three months and nine months ending June 30, 1995, to 80.8% and 73.2% for the three months and nine months ending June 30, 1996. This decrease is due primarily to reorganization of the Company's service delivery model, which now emphasizes delivery of services by less costly qualified professionals. However, the cost of service in the three months ended June 30, 1996 was over 80% due to increased program management for nursing and psychology services, and for utilization review and treatment planning initiatives undertaken to prepare for recertification of the Massachusetts clinic license issued by the Department of Public Health.

      General and administrative expenses as a percentage of net patient service revenues rose from Fiscal 1995 to Fiscal 1996 from 30.9% to 31.7% for the three months ended June 30. The increased burden is due to the drop in supporting revenues for the quarter. The same general and administrative expense burden for the nine months ended June 30 shows a decrease from 35.5% of revenues in Fiscal 1995 to 28.5% in Fiscal 1996. The higher general and administrative cost burden in 1995 primarily relates to start-up costs for non-geriatric outpatient services and for services to geriatric long-term care facilities in Connecticut and Rhode Island.

      The Company's interest expense, net of interest income, increased by $43,976 during the first nine months of Fiscal 1996 versus the same period of Fiscal 1995, as a result of increased short term borrowings.

      The Company's net loss applicable to common stock was ($248,870) or ($.10) per share for the nine months ended June 30, 1996 compared to a net loss of ($1,160,297) or ($.45) per share for the same period of Fiscal 1995. Of the loss in Fiscal 1995, $256,093 relates to discontinued operations (see Notes to Financial Statements, Note #8).

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

Item 2.  Changes in Securities

      None.

Item 5.  Other Matters

      None.

Item 6.  Exhibits and Reports on Form 8 - K

      (a)  Exhibits  --  none

      (b)  Reports on Form 8 - K  --  none

                          AGES HEALTH SERVICES INC.

                                 SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ages Health Services Inc.
                                       (Registrant)

Date   August 14, 1996                 /s/ Henry Goodhue
                                       Henry Goodhue
                                       Controller
                                       (principal financial officer)