Form 10KSB
period 1996-09-30
AGES HEALTH SERVICES INC
filed 1996-12-31
CIK 908516

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1996
                                ------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission file number 1-12564
                             -------

                          Ages Health Services Inc.
-------------------------------------------------------------------------------
               (Name of small business issuer in its charter)


            Massachusetts                            04-3102249
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

    800 Hingham Street, Suite 103S
    Rockland, MA                                        02370
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


            617-871-6550
      ---------------------------
      (Issuer's Telephone number,
        including area code)

Securities registered under Section 12 (b) of the Exchange Act:

                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                    ---------------------
                None                                    None

Securities registered under Section 12 (g) of the Exchange Act:

    Common Stock, without par value
    -------------------------------
          (Title of Class)

Redeemable Common Stock Purchase Warrants
-----------------------------------------
          (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     NO
     -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year ending September 30, 1996 were $7,214,781

At December 23, 1996, the aggregate market value of the Company's voting common stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, was approximately $443,621.



                    DOCUMENTS INCORPORATED BY REFERENCE


               Document                          Parts Into Which Incorporated

    Proxy Statement prepared in connection                  Part III
    with the Company's Annual Meeting of
    Stockholders which will be filed within
    120 days of the end of the Company's
    fiscal year




Part I
Item 1.  Description of Business

General

Ages Health Services Inc. (the "Company") provides behavioral health services delivered by multidisciplinary teams of clinicians through two programs: the Geriatric Services Program and the Outpatient Services Program. In the Geriatric Services Program, teams go into nursing facilities and rest homes to provide services to the residents of these facilities. These services assist the facilities in meeting important regulatory requirements. The Company's Geriatric Services Program operates in Massachusetts, Connecticut and Rhode Island. The Outpatient Services Program serves primarily non-geriatric Medicaid clients referred by a variety of Massachusetts state agencies at the Company's mental health clinic and in a variety of home or housing settings. The services provided include diagnostic procedures, individual, group and family therapy, medication monitoring and consultations to facility or state agency staff and other caregivers. The clinical teams include masters level therapists, social workers, psychologists, nurse practitioners, clinical nurse specialists and psychiatrists.

Geriatric Services Program

Nursing Home Mental Health Needs. The need for mental health services for nursing home residents is large and should grow. A recent report sponsored by the Hebrew Rehabilitation Center for Aged's Research and Training Institute, Mental Health Policy Research Center, federal agencies and private organizations found that eighty to ninety percent of nursing home residents in the United States suffer from mental health problems, including depression, anxiety, schizophrenia, dementia, delirium and behavioral symptoms. The primary users of the Company's services are persons over 65 years of age who reside in geriatric care facilities. The number of persons in this age group has been increasing faster than the overall population, largely as a result of demographic trends and advances in medical technology which have increased life expectancies. The aging of the U.S. population also has resulted in a greater incidence of disease and disability. According to a study by Arthur Andersen, almost half of the people over age 65 will spend some time in a long term care facility.

The Company's Geriatric Services Program currently provides services to approximately 4,000 residents in approximately 175 nursing homes, rest homes, homes for the aging and other geriatric care facilities in Massachusetts, Connecticut and Rhode Island. The Company believes that it provides mental health services to more geriatric care facilities in Massachusetts than any other provider of such services. The Company offers the nursing homes and other geriatric care facilities the means to treat residents suffering from behavioral problems, cognitive decline, dementia, depression, psychosis and other psychological problems common to the geriatric population. The Company enters into non-exclusive agreements with such facilities pursuant to which the facilities may, but are not required to, refer residents requiring such services to the Company.

Description of Services Provided. The Geriatric Services Program constitutes the largest segment of the Company's current service system.
The Company provides comprehensive mental health services to older adults in nursing homes, rest homes, homes for the aging and other geriatric care facilities. Services are intensive, short-term, and goal-oriented, with a focus on maintaining individuals in their facility and avoiding hospitalizations.

A list of services follows:

      *  Psychodiagnostic assessments
      *  Individual psychotherapy
      *  Group psychotherapy
      *  Family systems work
      *  Psychopharmacological consultations
      *  24 hour emergency services and crisis intervention
      *  Behavior management and consultation
      *  OBRA compliance
      *  Arrangements for psychiatric hospitalizations
      *  Specialty services for Alzheimer's patients

In addition to direct care, the Company provides education to facility staff to support their ongoing management of patients, including crisis management. Facility staff training is multi-tiered, with an initial orientation about mental health services and the Company's policies and procedures; ongoing assistance with, and training in patient management issues; and formal seminars, with continuing education credits available for facility staff.

Market Trends. The trend for Medicare and Medicaid programs to seek to contract with managed care organizations to administer care and control costs continues. In Massachusetts, Medicare is moving rapidly to increase the percentage of Medicare beneficiaries enrolled in Medicare-risk managed care plans. All of the New England states, including Massachusetts, Connecticut and Rhode Island, have announced their intention to each seek waivers from the Federal government to manage the care of those with dual eligibility for Medicare and Medicaid within the next two years. The
Company cannot predict whether these waivers will be granted and, if granted, what the impact on mental health services to the elderly would be. The Company believes that the demographics showing an aging population, the growing need to manage behavioral issues in geriatric care facilities and the growing recognition of the cost effectiveness of outpatient mental health services for the elderly should lead to growing demand for the Company's Geriatric Services Programs. The challenge will be to work with the managed care organizations to realize the value of mental health services as a means of holding down overall healthcare costs by lowering utilization of other healthcare services and to continue improving the management of the delivery of services as management of costs becomes more and more important. The Company continues to evaluate how to obtain the management information systems necessary to remain competitive as managed care becomes more and more prevalent. The Company continues to seek out affiliations and other relationships across the continuum of mental health services to better position it to be part of networks able to accept capitated arrangements. The Company currently has no contracts to provide mental health services on a capitated basis. If managed care organizations did not reimburse, reduced reimbursement or otherwise did not encourage mental health services for the elderly, this could have a material adverse effect on the Company's Geriatric Services Programs. The Company cannot predict the impact of increased managed care on mental health services to Medicare beneficiaries.

Regulation of Psychosocial Needs of Residents at Long-Term Care Facilities. The Nursing Home Reform Act, part of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"), mandated that any long-term care facility participating in the Medicare or Medicaid program meet the psychosocial needs of its residents and limit the use of chemical restraints. Services provided by the Company help facilities comply with OBRA. OBRA applies to long term care facilities nationwide. In 1995, Congress proposed, as part of Medicaid block grants, relaxing certain federal standards in OBRA. The status of Medicaid block grant proposals is uncertain at this time. If nursing facilities no longer had to meet OBRA standards, this could have a material adverse affect on the Company's geriatric services programs. The Company cannot predict whether these proposals will be adopted or, if adopted, what standards states would set.

Competition. The Company believes that there are many providers of mental health services located throughout the United States which deliver mental health care to nursing facility and rest home residents, which can be considered competitive entities to the Company. Many providers who serve the nursing facility and rest home population are components of larger community-based mental health centers whose mission is to provide a wide range of mental health services to persons of all ages. The Company believes that many of those providers deliver single dimensional service (usually individual counseling) and may not have the capacity to coordinate the variety of care components required by residents with complex needs. Furthermore, the Company believes that services provided to elderly residents are often delivered by therapists with less specialized geriatric training.

The Company believes that it provides geriatric services in the mental health field to residents in more nursing facilities and rest homes in Massachusetts than any of its competitors. The Company is aware of a number of hospitals, hospital chains and one public company that are serving nursing facility residents in Massachusetts. The financial and other resources of these entities presently active in Massachusetts are significantly larger than those of the Company, although the Company does not believe that such entities, respective market share is larger than the Company's. In addition, the Company is also in competition with individual practitioners and governmental agencies engaged in providing mental health services. The Company could be adversely affected if other companies with substantial resources seek to enter the market for services provided by the Company.

Outpatient Services Program

Outpatient Services Program. The Company's Outpatient Services Program provides comprehensive diagnostic and treatment services to outpatient clients of all ages. Clients are seen at the Company's licensed mental health clinic in Rockland, Massachusetts and at sites throughout Massachusetts. The Outpatient Services Program serves approximately 1,000 clients who are referred primarily by state health and social service agencies.

Other outpatient referral sources are local physicians and therapists, schools and school collaboratives, residential and day programs for the disabled, and forensic services for courts and court officers. Outpatient care consists almost exclusively of individual diagnostic evaluations and therapy, although emergency response, consultation, group service, family support and medication monitoring are also offered.

The Outpatient Services Program operates in a highly competitive market dominated by several large freestanding licensed mental health clinics. The Company's competitive position is enhanced by a service referral and delivery model that utilizes a modified team approach, which allows referral sources to make referral directly to specific, highly trained, licensed clinicians. Approximately 75% of Outpatient Services are covered by Massachusetts Medicaid's mental health managed care program. The Massachusetts Medicaid mental health managed care contract was rebid and the manager changed in June of 1996 from Mental Health Management of America to the Massachusetts Behavioral Health Partnership ("MBHP"). The Company currently participates in MBHP's network of contracted providers of mental health services. MBHP is currently engaged in a selective procurement process whereby it has requested all outpatient providers to submit an application to remain a provider. A decision on all applications, including the Company's, is currently expected sometime before April 1997. If the Company were not included in the network utilized by MBHP, it would have a material adverse affect on the Outpatient Services Program.

The outpatient marketing efforts focus on increasing the number of clients referred to the Company by state agencies (Massachusetts Department of Mental Retardation, Department of Youth Services and Department of Social Services), managed care companies (MBHP and others) and primary care physicians. Increased referrals are generated by providing information to referral sources on the Company's services and by establishing contracts or relationships with referral or case managers. The Company seeks to maintain strong relationships with its referral sources by providing regular utilization information and updates on patient progress.

Reimbursement

The Company's revenues are primarily derived from government payors. The Company estimates that approximately 88% of its revenues during fiscal 1996 were derived from Medicaid and Medicare.

Medicare. Medicare is a federal health insurance program which provides health insurance coverage for certain disabled persons, and for persons aged 65 or older. There are two parts of the Medicare program: Part A which covers inpatient services, home health care and hospice care and Part B which covers physicians, other health care professionals and outpatient services. Medicare is funded by both beneficiary and Federal contributions. The Company's mental health services provided to Medicare recipients by psychiatrists, clinical psychologists, licensed independent social workers and nurse practitioners are covered under Medicare Part B. Payments are based on a published fee schedule which differs by geographic region. Medicare beneficiaries, or the beneficiaries' supplemental insurance, if available, are required to pay an annual deductible and co-payment for most Part B services.

Such co-payments generally equal 20% of the Medicare allowed amount for medical, nursing or diagnostic services. For therapeutic treatment of mental disorders, Medicare generally pays 50% of the approved fee amount, requiring the beneficiary or the beneficiary's supplemental coverage, if available, to cover 50%. Medicare generally requires that the services be provided in accordance with an established plan of treatment. Certain Part B carriers appointed by the government to administer the Medicare Part B program require a physician's referral and established plan of treatment to qualify for reimbursement for mental health services.

Medicaid. Medicaid is the state administered and state and federally funded program which provides health insurance coverage for certain low income individuals. For qualified Medicare beneficiaries, certain Medicaid programs pay the beneficiary's Part B premiums and generally reimburse all deductibles and co-payment portions of the approved Medicare fee up to an allowable amount established by each Medicaid program. Medicaid programs in several states cover mental health services with certain reimbursement limitations. The Company receives full Medicaid reimbursements in Massachusetts. This includes reimbursements paid through the managed care program operated by MBHP. The Company's participation in this managed care program is contingent upon satisfactory participation in MBHP's network of contracted providers of mental health services. MBHP currently manages services provided to Massachusetts Medicaid recipients who do not also have Medicare or private insurance coverage. However, the Company receives no Medicaid reimbursement in Rhode Island where all mental health care is provided by State supported clinics. Connecticut Medicaid does not reimburse the Company for social work services. There has been an increasing trend for Medicaid programs to contract with managed care organizations to administer care and control costs. In these situations, the Company and its providers must be approved to participate on provider panels in order to service the Medicaid patients.

Government and other third-party payors' health care policies and programs have been subject to changes in payment levels and payment methodologies during past years. There can be no assurance that future changes will not reduce reimbursement from these sources for mental health services.

Management Information Systems

During fiscal 1994, the Company installed a comprehensive Management Information System ("MIS"). In fiscal 1995, the Company completed development of billing and accounts receivable management components of the MIS. In fiscal 1996, the Company began evaluating MIS components that were commercially available to integrate into the MIS components it had developed on its own. The goal would be to speed up completion of an integrated MIS data base and achieve economies in its MIS development costs. The Company believes access to full MIS capabilities are critical if the Company is to meet the information demands of managed care systems.

Government Regulation

The Company is subject to various state licensing requirements and federal regulations governing the delivery of mental health services and Medicare and Medicaid regulations which determine the amount of allowable reimbursement for various services. The Company bills Medicare through several group provider numbers issued to the clinical personnel engaged by the Company to provide mental health services. In order to bill Massachusetts Medicaid for mental health services, the Company must be certified as a provider. The Company is currently certified as required and believes that it is in compliance with applicable regulations at present. However, if changes are made to Medicare or Medicaid policies or regulations with respect to the provision of mental health services or the level of reimbursement for such services, significant delays, increased costs and decreased reimbursement to the Company could result which could have a materially adverse effect on the Company's business.

The Company has a mental health clinic license from the Massachusetts Department of Public Health (DPH) in connection with certain aspects of its business. State and local agencies inspect all healthcare facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. In addition, all clinics are subject to various local building codes and other ordinances. Various state and Federal laws regulate the relationship between providers of healthcare services and physicians, including employment of service contracts and investment relationships. These laws include the fraud and abuse provisions of federal Medicare and Medicaid statutes and similar statutes governing Medicaid and certain private payors (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration with the intent to induce the referral of residents or for the ordering of or for the providing of covered services, items or equipment. Violations of these provisions may result in civil or criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs or various private insurance programs.

Licensing and Certification. Psychiatrists, clinical psychologists, clinical social workers and registered nurse practitioners must be licensed in the state or states in which they practice. Such licensure is controlled by state boards as well as other regulatory authorities in each state. The Company has procedures designed to ensure that each of the mental health professionals it employs is properly licensed. The Company anticipates that each of its facilities and practitioners will be able to maintain applicable licenses, certifications and accreditations, and obtain reasonable reimbursement for services. However, the loss, denial or restriction of any such reimbursement, licensure, accreditation, or certification, including certification-of-need or exemption through changes in applicable regulatory requirements, an enforcement action, or otherwise, could have a material adverse effect on the Company.

Governmental Health Care Regulation. As a health care provider, the Company is currently subject to extensive and frequently changing federal, state and local regulations governing licensure, conduct of operations at existing facilities, purchase or lease of existing businesses, cost containment and direct employment of psychiatrists, psychologists and other licensed professionals by business corporations. The various types of regulatory activity affect the Company's business either by controlling its growth, restricting licensure of the business entity or by controlling the reimbursement for services provided.

In order to receive Medicare reimbursement, the Company's local operations must be registered with Medicare as a group provider. In addition, each individual provider must be certified as an independently practicing provider and be assigned an individual provider number. The certification criteria, which are established by the Department of Health and Human Services, are interpreted and administered by each state. Individual certification is based on state licensure, academic preparation and length of clinical experience. In certain locations, the local Part B carrier may not require certification of the Company but will only require that providers have certification.

The Social Security Act imposes criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare or Medicaid programs. The anti-fraud and abuse rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a Medicare or Medicaid-covered service or item or ordering any covered service or item. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposes civil sanctions for violation of these prohibitions, punishable by exclusion from the Medicare and Medicaid programs; such exclusion, if applied to the Company's operations, could result in significant loss of reimbursement. In order to provide guidance with respect to the anti-fraud and abuse rules, the Office of the Inspector General issued final regulations outlining certain "safe harbor" practices, which although potentially capable of inducing prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized under a case-by-case analysis. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which the Company can acquire businesses and market its services to, and contract for services with physicians, nursing homes and other health care providers. Management considers and seeks to comply with these regulations in planning and conducting its activities, and believes that its activities do not violate the anti-fraud and abuse statute. However, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for advisory opinions from government officials.

Federal and some state laws impose restrictions on physicians, and, in a few states, on psychologists and other mental health care professionals' referrals for certain designated health services to entities with which they have a financial relationship. The Company believes its operations are structured to comply with these restrictions to the extent applicable.
There can be no assurance that the Federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

In certain states, the employment of psychiatrists, psychologists and other mental health care professionals by business corporations is a permissible practice. However, many states, including some states in which the Company operates, have interpreted existing medical practice licensing laws to restrict business corporations, such as the Company, from providing mental health services through the direct employment of psychiatrists and, in a few states, psychologists and other mental health care professionals. The Company believes its operations are structured, or can be restructured, if necessary, to comply with applicable laws and regulations. However, there can be no assurance that other states in which the Company operates will not enact similar or more restrictive legislation or regulations.

Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1985, Congress has consistently attempted to limit the growth of Federal spending under the Medicare and Medicaid programs. The Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the operating and fixed costs allocable to such residents.

The Company believes it is in compliance in all material respects with all material statutes, regulations, standards and conditions applicable to its business. However, new laws and/or regulations, standards or conditions may be adopted or existing laws, regulations, standards and conditions may be interpreted in a manner which could adversely impact the Company's operations.

Insurance. The Company believes that it maintains the types and amounts of insurance customary in the mental health services industry, including coverage for general liability, property damage, workers' compensation and malpractice liability. The Company considers its insurance coverage to be adequate both as to risks and amounts.

Business Development

The Company was organized as a Massachusetts corporation on October 30, 1990 and acquired the business of a company providing mental health services to Massachusetts nursing facilities effective December 1, 1990. The Company focused for several years primarily on managing and growing this Massachusetts business. The Company's services were originally provided by teams consisting of psychologists and masters level therapists. In late fiscal 1992, the Company acquired certain assets of a neurology practice in order to develop a medical and mental health clinic in Brookline, Massachusetts (the "Brookline Facility") to offer neuro-diagnostic services to appropriate patients being seen by teams in nursing facilities. The Company expanded the services provided by adding nurse practitioners to monitor medications in fiscal 1993.

With proceeds of its initial public offering in fiscal 1994, the Company sought to diversify further and grow in a number of new directions. The Company began to offer behavioral health services to nursing facilities in two new states: Connecticut and Rhode Island. The Company also started the Outpatient Services Program designed to provide outpatient mental health services to non-geriatric populations. The Company also invested in developing a management information system. The Company initiated the development of an Employee Assistance Program (the "EAP Program"), intended to serve the substantial number of employees in nursing facilities.

In fiscal 1995, the Company focused on reorganization efforts intended to consolidate the growth from new programs while returning the Company to profitability. Steps were taken to expand the mix of clinical services delivered to nursing facilities. Marketing in Massachusetts to grow revenues was de-emphasized in favor of focusing on improving the management of the model of service delivery. The programs in Connecticut and Rhode Island and the Massachusetts Outpatient Program grew in revenues and began to contribute to the Company on an operating basis. Administrative functions were reorganized to develop ways to reduce costs and to improve management of accounts receivable and support of clinical services. Two programs that were underperforming were discontinued as part of the Company's reorganization efforts. The Brookline Facility had not yet developed enough business to cover its costs and was closed in fiscal 1995. The EAP Program had not grown as expected and was sold in fiscal 1995.

In fiscal 1996, the Company achieved revenue growth in its Connecticut and Rhode Island Geriatric Services Programs and its Outpatient Services Division. It also achieved improved margins in its Massachusetts and Rhode Island Geriatrics Services Programs and the Outpatient Services Program. It also invested in management costs intended to generate profitable growth through new customers and better service to current customers. The Company's efforts have not succeeded, however, in restoring profitability. The Company expects to implement further steps intended to improve the Company's performance in fiscal 1997.

Employees

At December 13, 1996, the Company had 101 full-time employees of whom 50 were therapists or clinical associates, 11 were nurse practitioners, 2 were psychiatrists, and 38 were engaged in management and general administrative work. The Company also had 29 part-time employees of whom 28 were therapists or clinical associates and 1 was a nurse practitioner. The Company also has fee-for-service independent contract arrangements with 5 psychologists, 17 therapists, 14 psychiatrists and 3 nurse practitioners. The total number of persons employed by the Company is 169. None of the Company's employees are represented by a collective bargaining agreement and the company considers its employee relations to be satisfactory.


Item 2.  Description of Property

The Company leases approximately 5,000 square feet of executive office space in an office complex located at 800 Hingham Street in Rockland, Massachusetts. The lease runs for the period from November 1996 through October 1999 and provides for a rental cost of approximately $62,000 per annum. The Company leases approximately 1,000 square feet of office space in Worcester, Massachusetts. The lease runs for the period from November 1996 and ends in September 1997 and provides for a rental cost of $1,000 per month. The Company also rents space on a month to month basis in Cheshire, Connecticut for $200 per month. The Company believes these facilities are adequate to meet its present and future requirements, and the Company believes that it can renew such leases; or lease comparable space, on commercially reasonable terms.


Item 3.  Legal Proceedings.

The Massachusetts Department of the Attorney General has been reviewing certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company.
The Company believes that the primary focus of such review is to determine whether the services performed were qualifying reimbursable services. The Company believes that the services provided were appropriate and that all services were billed correctly. Without admitting liability, the Company has made an offer of settlement of $100,000 payable over two years to the Attorney General's office in order to resolve this matter without protracted legal expenses and disruption to operations. There can be no assurance, however, that this settlement offer will be accepted or that this review can be resolved without the need for the Company to pay some other amount. The Company has set up a reserve of $100,000 related to this possible expense. The Company is not a party to any other legal proceedings which it believes may have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security-Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report subject to a vote of security-holders through the solicitation of proxies or otherwise.


PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's securities, consisting of Common Stock and Redeemable Common Stock Purchase Warrants (Redeemable Warrants), are traded through the National Quotation Bureau ("Pink Sheets") and through a NASDAQ sponsored on-line service, "The Bulletin Board" (202-728-8477).

The high and low closing price (based on bid price) as reported by NASDAQ for the last two fiscal years follows:

                                1995                   1996
                        --------------------     ----------------
Common Stock:           High        Low          High      Low
-------------           ----        ---          ----      ---

First Quarter           $2.375      $1.00        $.1875    $.0625
Second Quarter          $1.625      $0.50        $.1875    $.125
Third Quarter           $2.00       $0.625       $.4375    $.125
Fourth Quarter          $0.50       $0.09375     $.4375    $.1875

                                1995                   1996
                        --------------------     ----------------
Redeemable Warrants:    High        Low          High      Low
--------------------    ----        ---          ----      ---

First Quarter           $0.625      $0.125       $0        $0
Second Quarter          $0.15625    $0.03125     $0        $0
Third Quarter           $0.375      $0.03125     $0        $0
Fourth Quarter          $0.03125    $0.03125     $0        $0


These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Each Redeemable Warrant expires on December 12, 1998, five years after the date of the Company's initial public offering. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.00, subject to adjustment in certain events. The Redeemable Warrants are redeemable by the Company, at a price of $.10 per Redeemable Warrant, at any time commencing one year after the date of the Company's initial public offering and prior to their expiration, on 30 days prior written notice to the registered holders of the Redeemable Warrants, provided that the closing bid price per share of the Common Stock for a period of 20 consecutive trading days equals or exceeds 200% of the then current exercise price (initially $8.00, subject to adjustment).

Holders

The number of holders of record of the Company's Common Stock as of January 19, 1996 was approximately 542.

Dividends

The Company has not paid any cash dividends on Common Stock to date and does not anticipate or contemplate paying dividends in the foreseeable future.
It is the present intention of management to utilize all available funds for the growth and development of the Company's business.


Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations

Net Patient Service Revenue. Net patient service revenues for continuing operations for fiscal 1996 were increased 3% over fiscal 1995 at $7,214,781 versus $7,026,490. The change in revenues is due to 227% increased revenue from the Company's Massachusetts Outpatient Services Program, offset by 7% decreased revenue from the Company's Geriatric Services Program. The Company's reorganization efforts in the Massachusetts Geriatric Services Program focused on increasing the percentage of services delivered by lower cost clinicians. These changes contributed to higher than average turnover among higher cost clinicians and the loss of a number of facility accounts, which reduced revenue for this Program. Turnover levels and the number of lost accounts returned to levels comparable to the period prior to reorganization efforts by the last half of 1996. Revenue growth in the Outpatient Services Program was primarily due to successfully recruiting additional clinicians with complementary practices.

The Company's net patient service revenues by component are as follows:

                                         1995         1996
                                      ----------   ----------

    Geriatric Services Program        $6,527,567   $6,080,742
    MA Outpatient Services Program       498,923   $1,134,039
                                      ----------   ----------
          Total                       $7,026,490   $7,214,781


Cost of Patient Services. The Company's cost of patient services as a percent of net patient service revenues decreased from 78% in fiscal 1995 to 73% in fiscal 1996. The decrease in cost of patient service is attributed to lower direct personnel costs in both of the Company's operating components. Lower direct personnel costs came from a decrease in the percentage of overall services delivered by higher cost clinicians such as psychologists and psychiatrists. The Company's reorganization efforts substantially improved operating margins in the Massachusetts and Rhode Island Geriatric Services Programs and in the Massachusetts Outpatient Services Program. The operating margins in the Connecticut Geriatric Services Program eroded due to the Medicare intermediaries' decision to limit the procedures billable by nurses and the determination that Medicaid would not reimburse social workers and would only reimburse 20% of the Medicare allowable amount for other clinicians.

General and Administrative Expenses. The Company's general and administrative expenses increased from $2,575,896 in fiscal 1995 to $2,767,182 in fiscal 1996. The increase of $191,286 is attributed to a 31% increase in the provision for doubtful accounts (see paragraph below), a one time $100,000 provision related to a settlement offer proposed to the Massachusetts Department of the Attorney General (see Item 3. Legal Proceedings) and to a 7% increase in administrative salaries due to increased staffing for regional management, marketing, human resources, quality assurance and medical records. The Company intends that these increased levels of administrative staff will lead to revenue growth through new services and better service to current customers. An important area of offsetting decreases in general and administrative expenses occurred in direct program administrative expenses which decreased 52% due to reduction in consulting, advertising, printing, telephone and postage.

Provision for Doubtful Accounts. Bad debt expense increased from $387,511 or 5% of net revenues in fiscal 1995 to $554,798 or 8% of net revenues in fiscal 1996. In addition, the reserve for doubtful accounts increased 63% from $350,000 or 16% of gross accounts receivable at September 30, 1995, to $570,000 or 22% of gross accounts receivable at September 30, 1996. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable, by state, by pay source. A major factor in the Company's decision to increase reserves relates to claims submitted to the Massachusetts Medicaid Program which pays claims on behalf of its beneficiaries only after all other insurances (Medicare and any intervening Medicare supplementary insurances) have paid or rejected a claim. Massachusetts Medicaid has intensified its efforts to identify intervening insurances and to ensure compliance with regulations regarding payment or rejection by such intervening insurances. These intensified efforts have increased the proportion of paper claims that must be billed through multiple payors. This process of submitting paper claims substantially increases the time and effort involved in securing final payment of unpaid Medicare balances from the Massachusetts Medicaid Program and substantially increases the number of claims which are not processed by the payor resulting in multiple rebilling efforts. The Company is exploring MIS and operational changes which will reduce the proportion of billing that must flow through this increasingly complex system of claims management.

Amortization of Acquisition Related Costs. Amortization of acquisition related costs decreased by 57% in fiscal 1996. The decrease related to completing the amortization of the value of non-compete and nursing home agreements.

Interest Expense. Interest expenses net of interest income increased by $52,275. The increase is attributed to increased borrowings and related interest charges from the Company's brokerage and receivables based borrowing arrangements.

Taxes on Income (Credit). The Company had no provision for income taxes from continuing operations in either fiscal 1995 or 1996. The Company had a net operating loss carry forward at September 30, 1996 of approximately $2,200,000 available to reduce future taxable income.

Discontinued Operations. In August 1995, the Company's Board of Directors authorized the sale of the Company's EAP Program and the disposal of the Brookline Facility. Net patient services revenue applicable to discontinued operations of EAP were $98,951 and of the Brookline facility $163,602 for fiscal 1995.

Liquidity and Capital Resources.

During fiscal 1995, the Company repaid a $198,000 loan with Grant Enterprises, Ltd. (an affiliate). The Company's investment in marketable short term securities is pledged to support a brokerage borrowing arrangement. During fiscal 1996, the brokerage account was moved from Prudential Securities to Paine Webber, and in August of 1996, $500,000 of these securities matured and were used to pay down the brokerage borrowing account. At September 30, 1996, the market value of the securities was $1,480,785 as compared to $1,965,470 at September 30, 1995. At September
30, 1996, $1,428,035 was borrowed against these securities bearing interest at 8.375% per annum as compared to $1,662,257 at September 30, 1995. Additionally, at September 30, 1996, these securities were recorded at an unrealized loss due to market fluctuations of $18,199. In June of 1996, the Company secured a $300,000 line of credit based on its accounts receivable. The line can be increased to $1,000,000 upon satisfactory completion of the review by the Massachusetts Department of the Attorney General of certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. At September 30, 1996, $267,715 was borrowed against the line of credit, bearing interest at a rate of interest equal to three percent above prime rate, or 11.25% per annum.

As a result of operating losses during fiscal 1996, the Company's working capital decreased from $1,677,129 at September 30, 1995 to $653,146 at September 30, 1996. The Company believes it is adequately capitalized to continue current operations. The Company is negotiating with the Massachusetts Department of the Attorney General to resolve any issues arising from their review of certain Medicaid claims. If resolved, the line of credit, based on available accounts receivable, will be increased from $300,000 to $1,000,000 to provide $700,000 additional financing for fiscal 1997. A settlement offer has been made to the Attorney General's office (see Item 3. Legal Proceedings). There can be no assurance, however, that issues arising from the Attorney General's review can be resolved on financially reasonable terms.


Item 7.  Financial Statements.

See Index to Financial Statements included on F-1 attached hereto.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of the Company's fiscal year.


Item 10.  Executive Compensation.

The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of the Company's fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of the Company's fiscal year.


Item 12.  Certain Relationships and Related Transactions.

The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of the Company's fiscal year.


Item 13.  Exhibits and Reports on Form 8-K
Exhibits


Exhibit
Number        Description
-------       -----------

1.3           Form of Financial Advisory and Investment Banking Agreement (1)

3.1           Articles of Organization as amended (1)

3.1 (a)       Amendment of the Articles of Organization (1)

3.1 (b)       Amendment to the Registrant's Articles of Incorporation (2)

3.2           By-Laws (1)

4.1           Specimen Common Stock Certificate (1)

4.2           Specimen Redeemable Common Stock Purchase Warrant (1)

4.3           Form of Warrant Agreement (1)

4.4           Form of Underwriters' Warrant Agreement (1)

10.1          Employment Agreement with Vernon Mark, M.D. dated July 1, 1992 (1) *

10.2          Employment Agreement with Thomas Sabin M.D. dated July 1, 1992 (1) *

10.3          Management Agreement with Drs. Mark and Sabin dated July 1, 1992 (1) *

10.4          Form of Agreement with nursing homes (1)

10.5 Settlement Agreement with the Federal Deposit Insurance Company dated April 1, 1993 (1)

10.6          Settlement Agreement by and between the Company and Alpha
              Geriatric Services Inc. dated April 14, 1993 (1)

10.7          Company's Promissory Notes in favor of Grant Enterprise Ltd. (3)

10.8          Form of Promissory Note issued to bridge investors in June
              1993 (1)

10.9          Form of Warrant issued to bridge investors in June 1993 (1)

10.10 Settlement Agreement by and between the company and the Massachusetts Department of Welfare (1)

10.11         1993 Employee Incentive Stock Option Plan (1) *

10.12         1993 Non-Employee Directors' Stock Option Plan (1) *

10.13 Operating Agreement, dated as of October 11,1991, by and between Sentry Phila Corp. and the Company (1)

10.14         Asset Purchase Agreement, dated August 23, 1991, by and amount
              Trans-Med Ambulance Service Inc., Allan Grota and Sentry Phila
              Corp., as amended (1)

10.15         Asset Purchase Agreement, dated May 28, 1992, by and among Sentry
              Phila Corp., the Company, George Brewster and Brewster Ambulance
              Services Inc.(1)

10.16         Employment Agreement with Anders Laren dated January 1, 1994 (3) *

10.17         Employment Agreement with Dr. Jonathan Lieff dated December 27,
              1993 (3)*

11.0          Calculation of Net Income (Loss) per Share of Common Stock for
              Fiscal 1994 (3)

<F1>  Incorporated herein by reference to the Company's Registration
      Statement on Form SB-2 (Registration No. 33-65106-B) filed with the SEC on June 25, 1993 and as amended on August 30, 1993, November 12, 1993 and December 3, 1993, which Registration Statement became effective
      December 13, 1993.  The number set forth herein is the number of the
      Exhibit in said Registration Statement.
<F2>  Incorporated herein by reference to current Report on Form 8-K filed with the SEC on April 14, 1994.
<F3>  Incorporated herein by reference to Annual Report on Form 10-KSB filed with the SEC on December 27, 1994.
<F*>  Management Contract or Compensatory Plan or Agreement.



Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


                                 SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ages Health Services Inc.


By:  /s/ Anders Laren
-------------------------------------          Dated:  December 24, 1996
     Anders Laren, President, Chief
     Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures:                            Dated:

/s/ Anders Laren
---------------------------------
Anders Laren, President, Chief
Executive Officer (Principal
Executive Officer),  Director          December 24, 1996


/s/ Kuno Laren
---------------------------------
Kuno Laren, Director                   December 24,  1996


/s/ Peter W. Clegg
---------------------------------
Peter W. Clegg, Director               December 24, 1996


/s/ Henry Goodhue
---------------------------------
Henry Goodhue, Controller              December 24, 1996
(Principal Financial Officer)



                            Ages Health Services Inc.

                          Index to Financial Statements



                                                                                   Page
                                                                               ------------

Report of independent certified public accountants                             F-2


Financial statements:

  Balance sheet as of September 30, 1996                                       F-3 to F-4

  Statements of operations for the years ended September 30, 1996 and 1995     F-5

  Statements of stockholders' equity for the years ended September 30, 1996
   and 1995                                                                    F-6

  Statements of cash flows for the years ended September 30, 1996 and 1995     F-7

  Summary of accounting policies                                               F-8 to F-10

  Notes to financial statements                                                F-11 to F-20



Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of Ages Health Services Inc.
Rockland, Massachusetts



We have audited the accompanying balance sheet of Ages Health Services Inc. as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ages Health Services Inc. at September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                         BDO Seidman, LLP


Boston, Massachusetts
December 23, 1996



                            Ages Health Services Inc.


                                  Balance Sheet




September 30,                                                                    1996
-----------------------------------------------------------------------------------------

Assets (Note 4)

Current:
  Cash and cash equivalents                                                   $    25 548
  U.S. Treasury Notes (Note 2)                                                  1 480 785
  Accounts receivable, less allowance for uncollectible accounts
   of $570,000 (Note 3)                                                         2 018 537
  Prepaid expenses                                                                 49 013
  Current portion of long-term note receivable related to discontinued
   operations (Note 1)                                                              5 000
  Deferred income taxes (Note 7)                                                   15 000
-----------------------------------------------------------------------------------------


      Total current assets                                                      3 593 883
-----------------------------------------------------------------------------------------


Property and equipment, net of accumulated depreciation of $231,541               193 472
-----------------------------------------------------------------------------------------


Deferred financing costs, net of accumulated amortization of $1,030                 7 207
-----------------------------------------------------------------------------------------


Long-term note receivable related to discontinued operations, less
 current portion (Note 1)                                                          14 726
-----------------------------------------------------------------------------------------


      Total assets                                                            $ 3 809 288
=========================================================================================


See accompanying summary of accounting policies and notes to financial statements.



                           Ages Health Services Inc.


                                  Balance Sheet
                                   (Concluded)



September 30,                                                                     1996
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings (Note 4)                                              $ 1 695 750
  Accounts payable                                                                210 237
  Dividends payable                                                                10 000
  Accrued expenses (Note 5)                                                       832 375
  Current portion of long-term debt and notes payable (Note 6)                    192 375
-----------------------------------------------------------------------------------------


      Total current liabilities                                                 2 940 737

Long-term debt and notes payable, less current portion (Note 6)                   328 077

Deferred income taxes (Note 7)                                                     15 000
-----------------------------------------------------------------------------------------


      Total liabilities                                                         3 283 814
-----------------------------------------------------------------------------------------


Commitments and contingencies (Notes 8, 10, 11 and 12)

Stockholders' equity (Notes 2, 11 and 12):
  Preferred stock, 12% cumulative, nonparticipating, $1,000 per share liquidation value, without par value; 100,000 shares authorized;
   250 shares issued and outstanding                                              250 000
  Common stock, without par value; 4,500,000 shares authorized;
   2,580,100 shares issued and outstanding                                      3 375 897
  Accumulated deficit                                                          (3 082 224)
  Unrealized loss on marketable securities                                        (18 199)
-----------------------------------------------------------------------------------------


      Total stockholders' equity                                                  525 474
-----------------------------------------------------------------------------------------


      Total liabilities and stockholders' equity                              $ 3 809 288
=========================================================================================


See accompanying summary of accounting policies and notes to financial statements.



                            Ages Health Services Inc.


                            Statements of Operations




Years ended September 30,                                                        1996              1995
-----------------------------------------------------------------------------------------------------------

Net patient service revenue (Note 3)                                          $ 7 214 781       $ 7 026 490

Cost of patient services                                                        5 295 567         5 467 207
-----------------------------------------------------------------------------------------------------------


      Gross profit on patient services                                          1 919 214         1 559 283
-----------------------------------------------------------------------------------------------------------


General and administrative expenses                                             2 767 182         2 575 896

Amortization of acquisition-related costs                                          45 902           106 330
-----------------------------------------------------------------------------------------------------------


      Operating expenses                                                        2 813 084         2 682 226
-----------------------------------------------------------------------------------------------------------


Operating loss                                                                   (893 870)       (1 122 943)

Interest expense, net of interest income of $92,449 and $93,835 (Note 9)          110 034            57 759
-----------------------------------------------------------------------------------------------------------


Loss from continuing operations                                                (1 003 904)       (1 180 702)
-----------------------------------------------------------------------------------------------------------


Discontinued operations (Note 1):
  Loss from operations                                                                  -          (270 878)
  Loss on disposal                                                                      -           (18 904)
-----------------------------------------------------------------------------------------------------------


      Loss from discontinued operations                                                 -          (289 782)
-----------------------------------------------------------------------------------------------------------


Net loss                                                                       (1 003 904)       (1 470 484)

Preferred stock dividends (Note 12)                                               (30 000)          (30 000)
-----------------------------------------------------------------------------------------------------------


Net loss applicable to common stock                                           $(1 033 904)      $(1 500 484)
===========================================================================================================


Loss per share of common stock:
  Loss from continuing operations                                             $      (.40)      $      (.47)
  Loss from discontinued operations                                                     -              (.11)
===========================================================================================================


Net loss per share of common stock                                            $      (.40)      $      (.58)
===========================================================================================================


Weighted average number of shares of common stock outstanding                   2 580 100         2 580 100
===========================================================================================================


See accompanying summary of accounting policies and notes to financial statements.



                            Ages Health Services Inc.


                       Statements of Stockholders' Equity




                                                                                                 Unrealized
                                     Preferred Stock         Common Stock                       Gain (Loss) on       Total
Years ended                         -----------------   ----------------------   Accumulated      Marketable     Stockholders'
September 30, 1995 and 1996         Shares    Amount     Shares       Amount       Deficit        Securities        Equity
---------------------------         ------   --------   ---------   ----------   ------------   --------------   -------------


Balance, September 30, 1994          250     $250 000   2 580 100   $3 375 897   $   (547 836)    $(104 497)      $ 2 973 564

  Dividends on preferred stock         -            -           -            -        (30 000)            -           (30 000)

  Net loss                             -            -           -            -     (1 470 484)            -        (1 470 484)

  Unrealized gain on marketable
   securities                          -            -           -            -              -        70 045            70 045
-----------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1995          250      250 000   2 580 100    3 375 897     (2 048 320)      (34 452)        1 543 125

  Dividends on preferred stock         -            -           -            -        (30 000)            -           (30 000)

  Net loss                             -            -           -            -     (1 003 904)            -        (1 003 904)

  Unrealized gain on marketable
   securities                          -            -           -            -              -        16 253            16 253
-----------------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1996          250     $250 000   2 580 100   $3 375 897   $ (3 082 224)    $ (18 199)      $   525 474
=============================================================================================================================


See accompanying summary of accounting policies and notes to financial statements.



                            Ages Health Services Inc.


                            Statements of Cash Flows
                                    (Note 13)




Years ended September 30,                                                   1996             1995
-------------------------                                               ------------     ------------


Cash flows from operating activities:
  Net loss                                                              $ (1 003 904)    $ (1 470 484)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
    Depreciation and amortization                                            110 601          178 130
    Provision for losses on accounts receivable                              554 798          387 511
    Gain on disposal of discontinued operations                                    -          (10 319)
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (688 210)        (599 029)
      Refundable income taxes                                                      -           93 845
      Prepaid expenses                                                        33 669           73 131
      Accounts payable                                                        99 422           (2 416)
      Accrued expenses                                                       324 826          377 407
-----------------------------------------------------------------------------------------------------

        Net cash used by operating activities                               (568 798)        (972 224)
-----------------------------------------------------------------------------------------------------


Cash flows from investing activities:
  Proceeds from sale of U.S Treasury Notes                                   500 938                -
  Proceeds from sale of property and equipment                                     -              375
  Purchase of property and equipment                                         (34 649)        (108 703)
  Organization costs capitalized                                                   -           (6 933)
  Proceeds received from sale of discontinued operations                           -           20 000
  Proceeds from notes receivable                                               5 274                -
-----------------------------------------------------------------------------------------------------

        Net cash provided (used) by investing activities                     471 563          (95 261)
-----------------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Deferred financing costs capitalized                                        (8 237)               -
  Deferred consulting costs                                                        -           24 000
  Net borrowings under short-term borrowings                                  33 493        1 343 009
  Payments on notes to affiliate                                                   -         (198 000)
  Payments on notes payable                                                   (9 351)         (26 151)
  Dividends paid on preferred stock                                          (20 000)         (30 000)
-----------------------------------------------------------------------------------------------------

        Net cash provided (used) by financing activities                      (4 095)       1 112 858
-----------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                        (101 330)          45 373

Cash and cash equivalents, beginning of year                                 126 878           81 505
-----------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                                  $     25 548     $    126 878
=====================================================================================================


See accompanying summary of accounting policies and notes to financial statements.



                            Ages Health Services Inc.


                         Summary of Accounting Policies
================================================================================


Business and Operations

      Ages Health Services Inc. (the "Company") primarily provides behavioral health services, including diagnostic services, therapy, consultation and management of medications.


Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash Equivalents

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

      The Company performs ongoing reviews of the collectibility of its accounts receivable by pay source, and adjusts its reserve for doubtful accounts based on its determination of the amounts deemed collectible (see Notes 3 and 14).

Financial Instruments

      The estimated fair value of the Company's financial instruments, which include account receivable, accounts payable, notes payable and long-term debt approximate their carrying value.


U.S. Treasury Notes

      The Company accounts for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company considers the U.S. Treasury Notes as available-for-sale securities, and therefore are accounted for at fair market value.

      The cost of securities sold is based on the first-in, first-out method in the determination of realized gains or losses. Unrealized gains and losses are recorded as a component of stockholders' equity. Realized gains and losses are recognized in the results of operations.


Property, Equipment and Depreciation

      Property and equipment are recorded at cost and consist of equipment, furniture and vehicles. These assets are being depreciated over their estimated useful lives, ranging from three to five years, using the straight-line method of depreciation. Maintenance and repairs are expensed as incurred.


Other Assets

Intangible Assets

      In fiscal 1991, the Company entered into an acquisition. All intangible assets related to the acquisition were amortized on a straight-line basis and were fully amortized at September 30, 1996.

Deferred Consulting Costs

      Deferred consulting costs consist of costs paid at the closing of the initial public offering for future financial, investment banking and other services. At September 30, 1996 deferred consulting costs were fully amortized.

Deferred Financing Costs

      Deferred financing costs consist of amounts paid in connection with the establishment of a line of credit. These costs are being amortized over 24 months.


Income Taxes

      Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


Net Patient Service Revenue

      Net patient service revenue is recognized at established rates as allowable by Medicaid, Medicare and commercial insurance companies on the date such services are provided.


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

New Accounting Pronouncements

      Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The effect of the implementation of SFAS No. 121 was not material to the Company's financial statements.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 allows the Company to account for its stock-based employee compensation plans based upon either a fair value method or the intrinsic value method currently followed by the Company. If the current method is retained, SFAS No. 123 requires certain additional disclosures regarding the impact which the fair value method would have on the results of the Company's operations. The Company expects to retain its current method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS No. 123 will have no impact on the Company's financial position or results of operations. Adoption of SFAS No. 123 is required for financial statements of fiscal years beginning after December 15, 1995. The Company will implement the disclosure requirements of SFAS No. 123 as required in fiscal 1997.



                            Ages Health Services Inc.


                          Notes to Financial Statements
================================================================================


1.    Discontinued Operations

      In August 1995, the Company's Board of Directors authorized the sale of the Company's Employee Assistance Program ("EAP") and the disposal of the Center for Neuro-Diagnostics ("Neurology").

      The total selling price for EAP was $45,000 of which $25,000 was due under a promissory note in equal monthly installments through September, 1999. The note is secured by substantially all of the assets of the buyer. In addition, the buyer assumed the facility lease used by EAP which continues through fiscal 1997.

      Upon the disposal of Neurology, the Company wrote-off the net book value of related property and equipment, and intangibles for $20,204 and $8,644, respectively.

      Assets of discontinued operations at September 30, 1996 consisted of a note receivable of $19,726. There were no liabilities related to discontinued operations at September 30, 1996.

      Net patient service revenue applicable to discontinued operations of EAP and Neurology were $98,951 and $163,602, respectively, for fiscal 1995.


2.    U.S Treasury Notes

      As of September 30, 1996, gross unrealized losses pertaining to the U.S. Treasury Notes were $18,199. The U.S. Treasury Notes bear annual interest rates ranging between 4.375% and 5.125% and mature between November 1996 and October 1998. The change in the net unrealized loss on marketable securities, included in a separate component of stockholders' equity, during the year ended September 30, 1996 was $16,253.


3.    Accounts Receivable

      Accounts receivable consist of the following:


            September 30,                                               1996
            --------------------------------------------------------------------

            Medicaid                                                 $ 1 386 727
            Medicare                                                     681 208
            Commercial insurance                                         482 659
            Other                                                         37 943
            --------------------------------------------------------------------
                                                                       2 588 537

            Less allowance for uncollectible accounts                   (570 000)
            --------------------------------------------------------------------

            Net accounts receivable                                  $ 2 018 537
            ====================================================================


      During fiscal 1996 and fiscal 1995, approximately 88% and 91%, respectively, of the Company's revenues were derived from Medicaid and Medicare reimbursements. At September 30, 1996 approximately 80% of accounts receivable were due from Medicaid and Medicare.


4.    Short-Term Borrowings

      The Company has a line of credit with a financial institution that is collateralized by the Company's U.S. Treasury Notes. Interest is charged at the lenders base rate plus a range of .5% to 2.5% based on the total outstanding borrowings (8.375% at September 30, 1996). The U.S. Treasury Notes are subject to a lien for the discharge of the borrowings. Outstanding borrowings at September 30, 1996 were $1,428,035

      In addition, the Company entered into a $300,000 line of credit agreement with a financial institution that expires in June 1998. Borrowings under the line bear interest at the prime rate plus 3.0% (11.25% at September 30, 1996) and is secured by substantially all assets. Outstanding borrowings at September 30, 1996 were $267,715.


5.    Accrued Expenses

      Accrued expenses consist of the following:


            September 30,                                                 1996
            --------------------------------------------------------------------

            Salaries and wages                                         $ 147 696
            Payroll taxes and withholdings                               284 062
            Vacation                                                     151 290
            Interest                                                     134 233
            Other                                                        115 094
            --------------------------------------------------------------------

            Total accrued expenses                                     $ 832 375
            ====================================================================


6.    Long-Term Debt and Notes Payable

      Long-term debt and notes payable consist of the following:


            September 30,                                                 1996
            --------------------------------------------------------------------

            Obligation under noncompete agreement                      $ 495 000
            Notes payable                                                 25 452
            --------------------------------------------------------------------
                                                                         520 452

            Less current portion                                         192 375
            --------------------------------------------------------------------

            Long-term portion                                          $ 328 077
            ====================================================================


      Amounts due under the noncompete agreement are payable in monthly installments of $4,000 through April 1997 escalating to $4,500 in May 1997 through April 2000, and a balloon payment of $182,000 on May 15, 2000. In July 1993, the holder of the note requested the Company to suspend making future payments. As of September 30, 1996, amounts previously due and unpaid totalled $123,000. Interest on the outstanding balance is payable monthly at a fluctuating annual interest rate based upon the underpayment interest rate established by the Internal Revenue Service (8% at September 30, 1996)

      Annual maturities of long-term debt and notes payable are as follows:


            Year ending September 30,
            ----------------------------------------------

            1997                                 $ 192 375
            1998                                    60 577
            1999                                    54 000
            2000                                   213 500
            ----------------------------------------------

            Total                                $ 520 452
            ==============================================


7.    Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The Company's deferred tax asset and liability are comprised of the following components:


            September 30,                                               1996
            --------------------------------------------------------------------

            Deferred tax asset:
              Allowance for accounts receivable                      $   230 000
              Accrued expenses                                            40 000
              Contribution carryforward                                    3 000
              Net operating loss carryforward                            885 000
            --------------------------------------------------------------------

                  Gross deferred tax asset                             1 158 000

            Valuation allowance                                       (1 143 000)
            --------------------------------------------------------------------

                  Net tax deferred asset                             $    15 000
            ====================================================================

            Deferred tax liability:
              Basis difference of property and equipment
               and other assets                                      $    15 000
            ====================================================================


      In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforward and other deferred tax assets, the Company has provided a deferred tax asset valuation allowance at September 30, 1996 equal to 100% of the net operating loss carryforward and a portion of the other deferred tax assets. The increase in the deferred tax asset valuation allowance of $503,000 in fiscal 1996 relates primarily to the increase in the net operating loss carryforward.

      As of September 30, 1996, the Company has a net operating loss carryforward of approximately $2,200,000, subject to review by the Internal Revenue Service, available to offset future taxable income for Federal income tax purposes, expiring through 2011.

      A reconciliation of the statutory federal income tax rate and the effective tax rate is as follows:


            Year ended September 30,                              1996       1995
            -----------------------------------------------------------------------

            Statutory rate                                       (34.0)%    (34.0)%
            Operating loss generating no current
             tax benefit                                          34.0       34.0
            -----------------------------------------------------------------------
            Effective tax rate                                       - %        - %
            =======================================================================


8.    Commitments and Contingencies

      Employment and Management Agreements

      The Company has an employment agreement with an executive officer which expires on December 31, 1997. The agreement provides for a base salary and bonus at a rate of 30% of profits before interest and taxes, as defined in excess of $700,000, and 10% of such excess over $800,000. In addition, the Company has employment agreements with other key employee which provides for a base salary. The compensation expensed in connection with these agreements was approximately $451,100 and $301,100 during fiscal 1996 and 1995, respectively. No bonus was earned in fiscal 1996 or 1995 under the executive officer's agreement.

      In conjunction with Neurology, the Company had two part-time employment agreements. The employment agreements provided for future compensation over the term of the agreements. The compensation expensed in connection with these agreements was approximately $181,200 during fiscal 1995. The contracts expired on July, 1995 and the Neurology operations were discontinued in August, 1995 (Note 1).

      Aggregate minimum future compensation under the Company's employment agreements is approximately as follows:


            Year ending September 30,
            -----------------------------------------------

            1997                                  $ 316 000
            1998                                    180 000
            1999                                    150 000
            2000                                     38 000
            -----------------------------------------------

            Total                                 $ 684 000
            ===============================================


      Lease Commitments

      The Company leases office space and certain equipment under noncancellable operating leases which expire at various dates through October 1999. Total rental expense was approximately $69,000 and $115,000 for fiscal 1996 and 1995, respectively. Future minimum lease payments are approximately as follows:



            Year ending September 30,
            --------------------------------------------

            1997                               $  78 000
            1998                                  67 000
            1999                                  67 000
            2000                                   7 000
            --------------------------------------------

            Total                              $ 219 000
            ============================================


      Legal Proceedings

      The Massachusetts Department of the Attorney General has been reviewing certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. The Company believes that the primary focus of such review is to determine whether the services performed were qualifying reimbursable services. The Company believes that the services provided were appropriate and that all services were billed correctly. Without admitting liability, the Company has made an offer of settlement of $100,000 payable over two years to the Attorney General's office in order to resolve this matter without protracted legal expenses and disruption to operations. There can be no assurance, however, that this settlement offer will be accepted or that this review can be resolved without the need for the Company to pay some other amount. The Company has set up a reserve of $100,000 related to this possible expense. The Company is not a party to any other legal proceedings which it believes may have a material adverse effect on the Company's financial condition or results of operations.


9.    Related-Party Transactions

      During Fiscal 1995, the Company repaid the outstanding balance on the promissory note payable to Grant Enterprises Ltd. ("Grant"), a stockholder of the Company . The note bore interest at the rate of 1% per month on the outstanding balance. Interest expense related to the Grant debt amounted to $5,940 for fiscal 1995 .


10.   Savings and Security

      Plan The Company has a 401(k) employee retirement plan for the benefit of all employees. Company matching contributions are made at the discretion of the Company's Board of Directors and amounted to $14,198 and $8,247 during fiscal 1996 and 1995, respectively.


11.   Stock Option Plans

      In June 1993, the Board of Directors and stockholders adopted and approved the 1993 Employee Incentive Stock Option Plan (the "Employee Plan") and the 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan," and with the Employee Plan are collectively referred to herein as the "Plans"). The Plans are administered by the Board of Directors or by a committee appointed by the Board. Pursuant to the Plans, options to acquire an aggregate of 241,000 shares of common stock may be granted (181,000 shares pursuant to the Employee Plan and 60,000 shares pursuant to the Directors Plan). The Plans provide for grants to employees, consultants and directors of the Company.

      The Employee Plan authorizes the Board to issue incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code. The Directors Plan authorizes only stock options that do not conform to the requirements of the Code section ("Non-ISOs"). Consultants and directors who are not also employees of the Company may be granted only Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of the fair market value on the date of grant. The exercise price of each Non-ISO granted under the Directors Plan shall be as determined by the Board of Directors in its discretion and may be less than the fair market value of the common stock on the date of the grant.

      The Company has granted stock options under the plans. Options generally expire up to six and one half years from the date of grant. No options shall be exercisable unless at the time of such exercise (i) the fair market value of the common stock equals or exceeds $3.50 per share and (ii) the individual is employed by the Company. No shares were exercisable under the Employee Plan in fiscal 1996 and 1995. Stock options granted and cancelled are as follows:



                                                                   Option
                                                                    price
                                                   Shares         Per share
            -----------------------------------------------------------------

            Balance, September 30, 1994            25 000       $1.32
            Granted                                 5 000         .94
            Cancelled                             (12 500)       1.32
            -----------------------------------------------------------------

            Balance, September 30, 1995            17 500         .94 -  1.32
            Cancelled                              (2 500)       1.32
            -----------------------------------------------------------------

            Balance, September 30, 1996            15 000       $ .94 - $1.32
            =================================================================


12.   Stockholders' Equity

      Redeemable Warrants

      The redeemable warrants, issued in connection with the Company's initial stock offering, expire on December 12, 1998. Each redeemable warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00, subject to adjustment in certain events. The redeemable warrants are redeemable by the Company, at a price of $.10 per redeemable warrant, at any time commencing one year after the date of the Company's initial public offering and prior to their expiration, on 30 days prior written notice to the registered holders of the redeemable warrants, provided that the closing bid price per share of the common stock for a period of 20 consecutive trading days equals or exceeds 200% of the then current exercise price (initially $8.00, subject to adjustment). The redeemable warrants shall be exercisable until the close of the business day preceding the date fixed for redemption.

      In connection with certain bridge financing and legal services prior to the Company's initial public offering, the Company issued 57,500 redeemable warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $4.00 per share. The warrants expire in December, 1998. As of September 30, 1996, no warrants have been executed.

      Preferred Stock

      All of the Company's outstanding preferred stock is held by Grant Enterprises, Inc.. The preferred stock entitles the holder to cumulative dividends, before any distribution to common stockholders, at 1% of the liquidation value of $1,000 per share per month, payable upon liquidation or redemption. The preferred stock is redeemable at face value plus cumulative dividends at the option of the Company.

      Common Stock Reserved

      In connection with the stock option plans and redeemable warrants, the Company has reserved 1,232,500 shares of common stock as of September 30, 1996.


13.   Supplemental Disclosure of Cash Flow Information


      Payments for income taxes amounted to $4,470 and $900 in fiscal 1996 and 1995, respectively. Payments for interest amounted to $151,673 and $116,440 in fiscal 1996 and 1995, respectively.

      Unrealized gains on marketable securities amounted to $16,253 and $70,045 in fiscal 1996 and 1995, respectively.


14.   Fourth Quarter Adjustments

      The Company completed an analysis of its estimated reserves established for uncollectible accounts receivable and recorded additional reserves of approximately $320,000 and $125,000 during the fourth quarters of fiscal 1996 and 1995, respectively.