Form 10KSB/A
period 1996-09-30
AGES HEALTH SERVICES INC
filed 1997-02-14
CIK 908516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 1996
                            Ages Health Services Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                           04-3102249
--------------------------------------------------------------------------------
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization             Identification No.)


     800 Hingham Street, Suite 103S                     02370
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


617-871-6550   (Registrant's telephone number, including area code)
------------


Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:


                                                         Name of exchange
            Title of each class                        on which registered
            -------------------                        -------------------

  Common Stock, without Par Value                             None
  Redeemable Common Stock Purchase Warrant                    None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [ ]      No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to
this Form 10-KSB                   [X]

The Company' revenues for the year ended September 30, 1996 were $7,214,781.

As of January 31, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average bid and asked prices of such stock) was $444,659.

As of January 31, 1997, there were 2,508,100 shares of the registrant's common stock outstanding.



      The purpose of this Amendment is to include in Registrant's Form 10-KSB for the fiscal year ended September 30, 1996 the Part III information (Items 9, 10, 11, and 12) which was to be incorporated by reference to a definitive proxy statement to be filed within 120 days after the close of Registrant's fiscal year. Such definitive proxy statement was not so filed.



Item  9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The following are the directors and executive officers of the Company:


         Name                  Age              Position with the Company
         ----                  ---              -------------------------

Anders Laren                   37       President, Chief Executive Officer, Clerk
                                        (Secretary) and Director

Kuno Laren                     72       Director

Peter W. Clegg                 52       Director

Jonathan D. Lieff, M.D.        51       Medical Director

Robert A. Conway               49       Vice President of Operations


      Anders Laren joined the Company as Vice President and Secretary in May 1991 and has been Chairman of the Board and Chief Executive Officer since May 1992. He was elected as a Director of the Company in June 1992. Mr. Laren was appointed President of the Company in May 1993. Prior to joining the Company, Mr. Laren was an associate with the law firm of Shearman & Sterling from 1986 to 1991. Mr. Laren holds a J.D. from Fordham University School of Law. He is a member of the New York bar and the Massachusetts bar. Anders Laren is the son of Kuno Laren.

      Kuno Laren has been a Director of the Company since February 1991. He has been engaged in investment banking for more than ten years. He is a director of several public and private companies, including Grant Enterprise Ltd., Kalex Corp., and Tarlind Inc., each of which is a stockholder of the Company. Kuno Laren is the father of Anders Laren.

      Peter W. Clegg has been a Director of the Company since February 1993. He is a business consultant with The August Group. He is also a major general U.S. Army Reserve and currently serves as Commanding General, 94th Regional Support Command, Fort Devens, Massachusetts. Mr. Clegg was a Vice President of the Bank of Boston from 1986 to 1989.

      Jonathan D. Lieff, M.D., joined the Company as Medical Director and Chief of Psychiatry in October 1990. He currently serves as a member of the hospital staff of several hospitals in Massachusetts, including St. Elizabeth's Hospital, Baptist Hospital, Arbour Hospital and Human Resource Institute, positions he has held since 1985. Dr. Lieff has approximately 22 years of experience as a practitioner and has published numerous articles in national journals. Dr. Lieff founded and currently serves as the Consulting Editor to the American Journal of Geriatric Psychiatry. Dr. Lieff holds a B.A. from Yale College (1966) and an M.D. from Harvard Medical School (1972). He is board certified by the American Board of Psychiatry and Neurology with added qualification in Geriatric Psychiatry.

      Robert A. Conway has served as the Company's Vice President of Operations since November, 1995. Prior to that, Mr. Conway provided substance abuse/counseling services through Northeast Health Management Services, a company he founded in 1989. From June, 1992 through November 1994 he served as the director of management and development for Brookside Hospital. Mr. Conway holds a BA from the University of Massachusetts (1970) and a masters degree in education from Cambridge College (1983).

      Messrs. Anders Laren, Kuno Laren and Peter Clegg have served as directors during the fiscal year ended September 30, 1996 and will continue to serve as such until the next meeting of shareholders and until their successors are duly elected and qualified. The Company expects to hold a shareholders meeting, within 90 days, at which meeting directors will be elected.


Meetings of the Board of Directors

      There were 5 meetings of the Company's Board of Directors during the 1996 fiscal year. Anders Laren, Peter W. Clegg and Kuno Laren were present at such meetings. The Company has one formal committee, the Audit Committee, consisting of Kuno Laren and Peter W. Clegg.


Director Compensation

      Outside directors may be paid an honorarium for attending meetings of the Board of Directors in an amount which management anticipates will not exceed $500 per meeting of the Board of Directors of the Company. Mr. Clegg received $1,325 for fees and expenses related to attending meetings held in fiscal 1996.


Section 16(a) Reporting

      Under the securities laws of the United States, the Company's directors, its executive and certain other officers, and any other persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended September 30, 1996 all reports for all transactions were filed on a timely basis.


Item 10.  Executive Compensation.

Summary Compensation Table - Executives and Officers

      The following table sets forth all cash compensation for services rendered in all capacities to the Company for the fiscal years ended September 30, 1996, 1995, and 1994, paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers at the end of the above fiscal years whose total compensation exceeded $100,000 during the above fiscal years, although they were not executive officers at the end of such years. In fiscal 1994, 1995, and 1996, the Company paid no bonus, other annual compensation, restricted stock awards, options, stock appreciation rights or long term incentive payments to officers or executives.


                                              Annual Compensation
               Name and                       -------------------
          Principal Position                  Year         Salary
          ------------------                  ----         ------

Anders Laren                                  1994        $116,750
 President, Chief Executive Officer and       1995        $121,000
 Director                                     1996        $121,000

Kuno Laren                                    1994           -0-*
 Director                                     1995        $ 48,000
                                              1996        $ 48,000

Dr. Jonathan D. Lieff                         1994        $180,000
 Medical Director                             1995        $180,000
                                              1996        $180,000

Executives as a group (4 individuals in       1994        $409,250
 1994 and 6 individuals in 1995 and           1995        $481,417
 6 individuals in 1996).                      1996        $483,830

-------------------
<F1>  *    The Company paid $42,000 to Kumala Corp.  for the  consulting  services of
           Kuno Laren in fiscal 1994. No such payments were made thereafter.

Employment Agreements

      The Company entered into an employment agreement with Anders Laren on January 1, 1994 to serve as Chief Executive Officer through December 31, 1997. The agreement provides for a base annual salary of $121,000 plus a bonus entitling Mr. Laren to 30% of the Company's profits before interest and taxes, as defined, in excess of $700,000, and 10% of such excess over $800,000. No bonus was earned in fiscal 1994, 1995, or 1996 under the agreement. The Company also entered into an agreement with Dr. Jonathan D. Lieff on January 1, 1994 to serve as the Company's Medical Director. The agreement provides for a base annual salary of $180,000 and is terminable upon six months notice after June 30, 1996.


Option Grants

      No stock options were granted to the executive officers named in the foregoing compensation table during the fiscal year ended September 30, 1996.


Option Year End Values

      The following is certain information regarding options exercised by the executive officers named in the foregoing compensation table during the year ended September 30, 1996 and the fiscal year end value of unexercised options as such date:


                                                             Number of               Value of
                                                         Unexercised Options       Unexercised
                                                             at 9/30/96        in-the-Money Options
                        Shares Acquired      Value          Exercisable/           Exercisable
        Name            on Exercise (#)   Realized ($)      Unexercisable         Unexercisable
        ----            ---------------   ------------   -------------------   --------------------

Anders Laren                 None              -          0/5,000 (Options)           $0/$0

Peter W.Clegg                None              -          0/5,000 (Options)           $0/$0

Dr. Jonathan D. Lieff        None              -          0/2,500 (Options)           $0/$0


Stock Options and Stock Appreciation Rights


Stock Options Plans

      In June 1993, the Board of Directors and stockholders adopted and approved the 1993 Employee Incentive Stock Option Plan (the "Employee Plan") and the 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan," and with the Employee Plan are collectively referred to herein as the "Plans"). The Plans are administered by the Board of Directors or by a committee appointed by the Board. Pursuant to the Plans, options to acquire an aggregate of 241,000 shares of common stock may be granted (181,000 shares pursuant to the Employee Plan and 60,000 share pursuant to the Directors' Plan). The Plans provide for grants to employers, consultants, and directors of the Company.

      The Employee Plan authorizes the Board to issue incentive stock options ("ISOs"), as defined in Section 422A of the Internal Revenue Code. The Directors Plan authorizes only stock options that do not conform to the requirements of the Code section ("non-ISOs"). Consultants and directors who are not also employees of the Company may be granted only non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10% Stockholder"), the exercise price shall not be less than 110% of the fair market value on the date of the grant. The exercise price of each non-ISO granted under the Director Plan shall be as determined by the Board of Directors in its discretion and may be less than the fair market value of the common stock on the date of the grant.

      In July 1994, the Board of Directors granted stock options under the Employee Plan to purchase 25,000 shares of common stock at a price equal to the fair market value of the shares on the date of grant ($1.32 per share). Subsequently, options to purchase 15,000 share were terminated. The remaining options become exercisable to purchase 2,000 shares beginning on or after January 29, 2000. No options shall be exercisable unless at the time of such exercise (i) the fair market value of the common stock equals or exceeds $3.50 per share and (ii) the individual is employed by the Company. No options granted under the Employee Plan were exercisable in fiscal 1994, 1995 or 1996. In February 1995 the Board of Directors granted stock options under the Directors' Plan to purchase 5,000 shares of common stock at a price equal of the fair market value of the shares on the date of grant ($.9375 per share). The options become exercisable to purchase 1,000 shares beginning on or after August 17, 1997 with additional 1,000 shares becoming available each year thereafter through August 17, 2001. No options shall be exercisable unless at the time of such exercise (1) the fair market value of the common stock equals or exceeds $3.50 per share and (ii) the individual is a Director of the Company. No options granted under the Directors Plan were exercisable in fiscal 1994, 1995 or 1996.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as of January 31, 1997 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock and Series A Preferred Stock of the Company, each officer and director of the Company and all officers and directors as a group. Unless otherwise indicated, the address of each such person or entity is c/o Ages Health Services Inc., 800 Hingham Street, Suite 103S, Rockland, MA 02370.


Common Stock (no par value):
----------------------------

   Name and Address             Number of Shares          Percentage
   ----------------             ----------------          ----------

Grant Enterprise Ltd.                 796,000               30.85%
320 Lexington Avenue
New York, NY 10016

Kalex Corp.                           140,000                5.43%
320 Lexington Avenue
New York, NY 100016

Tarlind Inc.                           76,000                2.94%
320 Lexington Avenue
New York, NY 10016

Kuno Laren* **                      1,012,000               39.22%
320 Lexington Avenue
New York, NY 10016

Anders Laren**                         70,300                2.72

Peter W. Clegg                           --                  --

Dr. Jonathan D. Lieff                    --                  --

Robert A. Conway                         --                  --

All officers and directors
 as a group (5 persons)             1,082,300               41.95%


Series A Preferred Stock (no par value):
----------------------------------------

    Name and Address            Number of Shares          Percentage
    ----------------            ----------------          ----------

Grant Enterprises                          87               35%
320 Lexington Avenue
New York, NY 10016

Kalex Corp.                                70               28%
320 Lexington Avenue
New York, NY 10016

Kuno Laren* **                             93               37%
320 Lexington Avenue
New York, NY 10016

-------------------
<F1>  *    Kuno  Laren,  a  director  of the  Company,  is a director  and  principal shareholder of Tarlind,  Inc., Kalex Corp. and Grant Enterprises Ltd., and
           thus is presumed to be the  beneficial  owner of all shares of the Company owned by such companies.

<F2>  **   Anders  Laren is the son of Kuno Laren.  Both Anders  Laren and Kuno Laren
           disclaim beneficial  ownership of the shares of Common Stock attributed to the other.


Item 12.  Certain Relationships and Related Transactions

      The Company has an aggregate of 250 shares of Series A Preferred Stock issued and outstanding. Until June 24, 1996, all of the Series A Preferred Stock was owned by Grant Enterprises Ltd. ("Grant"), a principal stockholder of the Company. On June 24, 1996, Grant made distributions of Preferred Stock to Kalex Corporation (70 shares) and to Kuno Laren (93 shares). Grant retained 87 shares of Preferred Stock. The Series A Preferred Stock pays a cumulative dividend equal to 12% per annum of the liquidation value ($1,000 per share). The Company has also borrowed money from Grant at various times for working capital. The Company repaid a note for $198,000 to Grant in accordance with its terms in fiscal 1995. Interest at the rate of 1% per month on the outstanding balance under the note was paid to Grand, aggregating $25,060 and $5,940 for fiscal 1994 and 1995, respectively. Kuno Laren, a director and principal stockholder of the Company is a director and principal stockholder of Grant and is the father of Anders Laren. Kuno Laren was made an employee of the Company and was paid $48,000 in each of fiscal 1995 and 1996 to provide services with respect to potential acquisitions, institutional financing and stockholder relations.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Ages Health Services Inc.


By: /s/ ANDERS LAREN                         Dated:  February 14, 1997
    ------------------------------------
    Anders Laren, President,
    Chief Executive Officer and Director