Form 10QSB
period 1996-12-31
AGES HEALTH SERVICES INC
filed 1997-02-14
CIK 908516

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 1996

Commission file number      1-12564
                       -------------------

                          Ages Health Services Inc.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Massachusetts                           04 - 3102249
-------------------------------------  -----------------------------------------
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               identification No.)

             800 Hingham Street, Suite 103 S, Rockland, MA 02370
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               617 - 871- 6550
--------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                     N/A
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
    -------     -------

The number of shares outstanding of registrant's no par value common stock, at January 31, 1997, was 2,580,100.

Transitional small business disclosure format (check one):

Yes           No    X
    -------      -------



                          AGES Health Services Inc.

                                    INDEX


PART 1 - FINANCIAL INFORMATION*
-------------------------------

Item 1. - Financial Statements                                          Page
                                                                        Number
                                                                        ------

      Balance Sheets
       at December 31, 1996 and September 30, 1996...................   3  -  4

      Statements of Operations for the three months
       ended December 31, 1996 and 1995..............................   5

      Statements of Cash Flows for the three months
       ended December 31, 1996 and 1995..............................   6  -  7

      Notes to Financial Statements..................................   8  -  9

Item 2. - Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............   10 - 12

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings..........................................   12

Item 2. - Changes in Securities See Item 5...........................   12

Item 5. - Other Matters..............................................   12

Item 6. - Exhibits and Reports on Form 8-K...........................   13

Signatures...........................................................   14


<F*> The financial information at September 30, 1996 has been derived from the Company's audited financial statements at that date. All other information is unaudited.



                          AGES HEALTH SERVICES INC.

                               Balance Sheets
                                 (Unaudited)


                                                                    December 31,   September 30,
                                                                        1996           1996*
                                                                    ------------   -------------

Assets

Current:
  Cash and cash equivalents......................................   $   164,078    $    25,548
  U.S. Treasury Notes............................................       985,630      1,480,785
  Accounts receivable, less allowance for uncollectible
   accounts of $570,000..........................................     1,920,140      2,018,537
  Prepaid expenses...............................................        53,793         49,013
  Current portion of long-term note receivable related
   to discontinued operations....................................         5,000          5,000
  Deferred taxes.................................................        15,000         15,000
                                                                    --------------------------

      Total current assets.......................................     3,143,641      3,593,883
                                                                    --------------------------

Property and equipment, net of accumulated depreciation of
 $249,180 and $231,541...........................................       189,271        193,472
                                                                    --------------------------

Deferred financing costs, net of accumulated amortization of
 $2,059 and $1,030...............................................         6,178          7,207
                                                                    --------------------------

Long-term note receivable related to discontinued
 operations, less current portion................................        13,512         14,726
                                                                    --------------------------

                                                                    $ 3,352,602    $ 3,809,288
                                                                    ==========================


See accompanying notes to financial statements.


<F*> The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date. All other information is unaudited.


                          AGES HEALTH SERVICES INC.

                         Balance Sheets (Concluded)
                                 (Unaudited)


                                                                    December 31,   September 30,
                                                                        1996           1996*
                                                                    ------------   -------------

Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings..........................................   $ 1,427,956    $ 1,695,750
  Accounts payable...............................................       322,683        210,237
  Dividends payable..............................................        17,500         10,000
  Accrued expenses...............................................       861,386        832,375
  Current portion of long-term debt and loans payable............       203,922        192,375
                                                                    --------------------------

      Total current liabilities                                       2,833,447      2,940,737

Long-term debt and notes payable, less current portion...........       313,747        328,077
Deferred income taxes............................................        15,000         15,000
                                                                    --------------------------

      Total liabilities                                               3,162,194      3,283,814
                                                                    --------------------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, 12% cumulative, nonparticipating, $1,000
   per share liquidation value, without par value; 100,000
   shares authorized, 250 shares issued and outstanding..........       250,000        250,000
  Common stock, without par value; 4,500,000 shares
   authorized;  2,580,100 shares issued and outstanding..........     3,375,897      3,375,897
  Accumulated deficit............................................    (3,421,744)    (3,082,224)
  Unrealized loss on marketable securities.......................       (13,745)       (18,199)
                                                                    --------------------------

      Total stockholders' equity                                        190,408        525,474
                                                                    --------------------------

                                                                    $ 3,352,602    $ 3,809,288
                                                                    ==========================


See accompanying notes to financial statements.


<F*> The balance sheet at September 30, 1996 has been derived from the audited financial statements at that time. All other information is unaudited.


                          AGES HEALTH SERVICES INC.

                          Statements of Operations
                                 (Unaudited)


                                                       For the three months
                                                        ended December 31,
                                                     ------------------------
                                                        1996          1995
                                                        ----          ----

Net patient service revenue.......................   $1,623,037    $1,898,560
Cost of patient services..........................    1,244,221     1,338,670
                                                     ------------------------
      Gross profit on patient services                  378,816       559,890
                                                     ------------------------

General and administrative expenses...............      672,007       502,844
Amortization of acquisition-related costs.........            -        23,948
Amortization of deferred financing costs..........        1,029             -
                                                     ------------------------
      Operating expenses                                673,036       526,792
                                                     ------------------------

Operating income (loss)                                (294,220)       33,098

Interest expense, net of interest income of
 $7,245 and $23,843...............................       37,800        24,657
                                                     ------------------------

Net income (loss)                                      (332,020)        8,441

Preferred stock dividends.........................       (7,500)       (7,500)
                                                     ------------------------

Net income (loss) applicable to common stock         $ (339,520)   $      941
                                                     ========================


Net income (loss) per share of common stock          $     (.13)   $      .00
                                                     ========================

Weighted average number of shares of
 common stock outstanding.........................    2,580,100     2,580,100


See accompanying notes to financial statements.



                          AGES HEALTH SERVICES INC.

                          Statements of Cash Flows
                                 (Unaudited)

                                                                    For the three months
                                                                     ended December 31,
                                                                  -----------------------
                                                                     1996         1995
                                                                     ----         ----

Cash flows from operating activities:
  Net income (loss).............................................  $(332,020)    $   8,441
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
    Depreciation and amortization...............................     18,668        35,700
    Provision for losses on accounts receivable.................    126,346        30,993
    Deferred consulting costs...................................          -         9,000
    Changes in operating assets and liabilites:
      Accounts receivable.......................................    (27,949)     (146,833)
      Prepaid expense...........................................     (4,780)          502
      Accounts payable..........................................    112,446        60,607
      Accrued expenses..........................................     29,011      (124,858)
                                                                  -----------------------

      Net cash used for operating activities....................    (78,278)     (126,448)
                                                                  -----------------------


Cash flows from investing activities:
  Purchase of property and equipment............................    (13,438)      (17,472)
  Proceeds from sale of marketable securities...................    499,609             -
  Principal payments from note receivable.......................      1,214             -
                                                                  -----------------------

      Net cash provided by (used for) investing activities......    487,385       (17,472)
                                                                  -----------------------


See accompanying notes to financial statements.


                          AGES HEALTH SERVICES INC.

                     Statement of Cash Flows (Concluded)
                                 (Unaudited)


                                                                    For the three months
                                                                     ended December 31,
                                                                  ----------------------
                                                                     1996          1995
                                                                     ----          ----

Cash flows from financing activities
  Proceeds from short-term borrowings...........................   (267,794)       33,881
  Principal payments on other notes payable.....................     (2,783)       (2,177)
  Dividends paid on preferred stock.............................          -        (7,500)
                                                                  -----------------------

      Net cash provided by (used for) financing activities......   (270,577)       24,204
                                                                  -----------------------


Net increase (decrease) in cash and cash equivalents............    138,530      (119,716)

Cash and cash equivalents, beginning of period..................     25,548       126,878
                                                                  -----------------------

Cash and cash equivalents, end of period........................  $ 164,078     $   7,162
                                                                  =======================


See accompanying notes to financial statements.




                          AGES HEALTH SERVICES INC.

                        Notes to Financial Statements

1.  Basis of Presentation

      The financial statements as of December 31, 1996 and 1995 are unaudited but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The accompanying financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual audited financial
statements and  notes thereto.   The  results  of operations for the three
months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1997.

2.  U.S. Treasury Notes

      Short term investments in U.S. Treasury Notes are considered available-for-sale securities, and therefore are accounted for at fair market value. Unrealized gains and losses are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized in the results of operations. As of December 31, 1996 unrealized losses pertaining to the U.S. Treasury Notes amounted to $13,745. On November 15, 1996, the Company redeemed a $500,000 U.S. Treasury Note, which matured on that date. The note matured at full face value. Less transaction costs, the redemption yielded $499,609 of cash, which was used to pay down short term borrowings due under the Company's brokerage borrowing agreement. Two remaining U.S. Treasury Notes with an aggregate face value of $1,000,000 bore, at December 31, 1996, annual interest rates of 4.75% and 5.13% with maturity dates of February 1998 and October 1998. In January of 1997, the Company sold these two notes. $997,901 of net proceeds from the sale were used to close out the brokerage borrowing agreement and to provide $61,410 of working capital.

3.  Short-Term Borrowings

      Short-term borrowings of $933,271 at December 31, 1996 were collateralized by the Company's U.S. Treasury Notes. Interest was charged at the lenders base rate plus 2.5% (8.38% at December 31, 1996). The U.S. Treasury Notes were subject to a lien for discharge of the borrowings. In January of 1997, the Company sold the U.S. Treasury Notes and discharged the borrowings. (see Note 2.) Other short-term borrowings of $494,685 were collateralized by the Company's accounts receivable. Interest was charged at prime rate plus 3% (11.25% at December 31, 1996). In January of 1997, the short-term accounts receivable based borrowings were discharged as part of a management agreement with Arbour Elder Services (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Management Agreement and Proposed Sale of Assets).

4.  Taxes on Income

      In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforward and other deferred tax assets, the Company has provided a deferred tax asset valuation allowance at December 31, 1996 equal to 100% of the net operating loss carryforward and a portion of the other deferred tax assets. Accordingly, the Company has not recognized a tax credit for the three months ended December 31, 1996 in the accompanying statements of operations. A current tax provision was not provided for the quarter ended December 31, 1995 due to the availability of the net operation loss carryforward which was used to offset current taxes due.

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

6.  Cash Flow Information

      Payments for interest and income taxes for the three months ended December 31, follows:

                           1996       1995
                           ----       ----

      Interest            $45,045    $36,499
      Income taxes        $   -0-    $   -0-


      A supplemental schedule of noncash investing and financing activities for the three months ended December 31, follows:

                                                      1996      1995
                                                      ----      ----

Preferred Stock dividends accrued                     7,500       -0-
Unrealized gain (or loss) on marketable securities    4,454    23,163


7.  Legal Proceedings

The Massachusetts Department of the Attorney General undertook a two year review of certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. The primary focus of the review was to determine whether the services performed were qualifying reimbursable services. The Company has maintained that the services provided were appropriate and that all services were billed correctly. In February of 1997, the Company and the Attorney General jointly filed a civil settlement agreement to conclude the dispute concerning Medicaid billings. The Company admitted no liability or wrongdoing under the terms of the settlement. The terms of the settlement call for the Company to pay $100,000, which amount the Company believes approximated its projected legal expenses to conclude the matter without settlement, and which amount the Company has previously reserved for the matter. In addition, the Company will donate $25,000 worth of uncompensated services and training to patients, their families and their caregivers.



                          AGES HEALTH SERVICES INC.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

      Management Agreement and Proposed Sale of Assets
      ------------------------------------------------

      The Company has entered into an Asset Purchase Agreement ("Agreement") dated February 1, 1997 with Arbour Elder Services, Inc. ("Arbour").
Pursuant to the Agreement the Company is to sell substantially all of its operating assets. The assets being sold include certain accounts receivable, contractual and lease rights, licenses and permits to the extent permitted by law, equipment, and intellectual property rights. The purchase price for the assets is $1,100,000 in cash of which $100,000 was paid on the signing of the Agreement, the assumption of liabilities up to $760,000 and a payment of up to $800,000 based upon the amount of retained accounts receivable actually collected. Arbour shall be entitled to retain the first $1,000,000 of accounts receivable collected, and shall remit the next $800,000 of collections to the Company. Arbour shall retain any net accounts receivable collected in excess of $1,800,000. The closing of the transactions contemplated by the Agreement ("Closing") is subject to the satisfaction of certain conditions, including approval of the Stockholders of the Company.

      In connection with the Agreement, the Company and Arbour entered into a Management Agreement ("Management Agreement") pursuant to which Arbour, effective February 1, 1997, assumed the responsibility for the management of the operations of the Company. The services to be performed by Arbour include all services necessary for the operation of such business, such as hiring and firing personnel, payment of salaries and all other operating expenses, purchasing of supplies and supervising the operations. Arbour as manager, and for its compensation, is entitled to retain all revenues from the services rendered, but is obligated to pay all of the expenses incurred in connection therewith. To the extent that the expenses exceed the revenues, the difference is to be a loan from Arbour to the Company. If the Closing occurs, the loan will be forgiven by Arbour. If the closing does not occur, this loan will be repaid to Arbour with interest within 90 days after the termination of the Agreement.

      Liquidity and Capital Resources
      -------------------------------

      During the three months ended December 31, 1996 (first quarter of Fiscal 1997), the Company required cash of $78,278 to fund operating activities primarily as a result of the net loss from operating activities of ($332,000). The Company invested $13,438 in property and equipment during the first quarter of Fiscal 1997, primarily related to computer hardware. The Company's operating cash requirements, equipment purchases and debt repayment was funded in part by proceeds from the sale of marketable securities of $499,609.

      The Company's working capital was $310,194 at December 31, 1996 compared to $653,146 at September 30, 1996. The Company believes it was adequately capitalized at December 31, 1996, to continue current operations. However, the Company required further credit to continue operations and to undertake reorganization plans during Fiscal 1997. The Company made a settlement offer to the Massachusetts Department of the Attorney General to resolve any issues arising from their review of certain Medicaid claims (see
Item 3. Legal Proceedings). If resolved, the Company's line of credit, based on available accounts receivable would have increased from $300,000 to $1,000,000 to provide $700,000 additional financing for Fiscal 1997. Ultimately, a civil settlement of issues arising from the investigation was filed in February of 1997, and the Company secured the additional credit as part of a management agreement with Arbour Elder Services (see above, "Management Agreement and Proposed Sale of Assets".

      Results of Operations
      ---------------------

      Net patient service revenues decreased by $275,523 or 14.5% from the first quarter of Fiscal 1996 to the first quarter of Fiscal 1997, due to a decrease of $320,947 or 23.0% in the Massachusetts nursing home program, and to a decrease of $76,896 or 32.5% in the Connecticut nursing home program. Offsetting increases in net patient service revenues are due to expansion of outpatient clinical services to non-geriatric populations, where such revenues grew $109,331 or 48.1%, and to expansion of the Rhode Island nursing home program, where such revenues grew $12,989 or 38.2%.

      The Company's cost of patient services as a percentage of net patient service revenues increased from 70.5% for the first quarter of Fiscal 1996 to 76.7% for the first quarter of Fiscal 1997. This increase is due primarily to reorganization of the Company's service delivery model for therapy services in the Massachusetts nursing home program, where the Company hired 3 field managers to oversee and improve quality of care. Cost of patient services as a percentage of net patient service revenues in this segment increased from 66.5% for the first quarter of Fiscal 1996 to 73.1% for the first quarter of Fiscal 1997.

      The Company's general and administrative expenses as a percent of net patient service revenues increased from 26.5% for the first quarter of Fiscal 1996 to 41.4% for the first quarter of Fiscal 1997. The increase is primarily related to increases in professional fees, to a $25,000 provision for uncompensated services to be provided in connection with the civil settlement jointly filed with the Massachusetts Department of the Attorney General (see Part II, Item 1. Legal Proceedings) and to a $95,353 increase in provision for doubtful accounts. This provision increased from $30,993 or 1.6% of net patient service revenues for the first quarter of Fiscal 1996, to $126,346 or 7.8% of net patient service revenues for the first quarter of Fiscal 1997. In addition, the reserve for doubtful accounts as a percent of gross accounts receivable increased from 16% at December 31, 1995 to 23% at December 31, 1996. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable, by state, by pay source. A major factor in the Company's decision to increase reserves relates to claims submitted to the Massachusetts Medicaid Program which pays claims on behalf of its beneficiaries only after all other insurances (Medicare and any intervening Medicare supplementary insurances) have paid or rejected a claim. Massachusetts Medicaid has intensified its efforts to identify intervening insurances and to ensure compliance with regulations regarding payment or rejection by intervening insurances. These intensified efforts have increased the proportion of paper claims that must be billed through multiple payors. This process of submitting paper claims substantially increases the time and effort involved in securing final payment of unpaid Medicare balances from the Massachusetts Medicaid Program. The Company is exploring MIS and operational changes which will reduce the proportion of billing that must flow through this increasingly complex system of claims management. The Company's interest expense, net of interest income, increased by $13,143 during the first quarter of Fiscal 1997 versus the first quarter of Fiscal 1996, as a result of increased short term borrowings.

      The Company's net loss applicable to common stock was $339,520 or $.13 per share for the first quarter of Fiscal 1997 compared to net income of $941 or $.00 per share for the first quarter of Fiscal 1996.

PART II    Other Information
----------------------------

Item 1.  Legal  Proceedings
---------------------------

         See Note 7 to Financial Statement.

Item 2.  Changes in Securities
------------------------------
         See Item 5.

Item 5.  Other Matters
----------------------

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Management Agreement and Proposed Sale of Assets.

Item 6.  Exhibits and Reports on Form 8 - K
-------------------------------------------

      (a)  Exhibits --  Exhibit 27-Financial Data Schedule

      (b)  Reports on Form 8 - K  --  none




                                 SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Ages Health Services Inc.
                                       (Registrant)



Date     February 14,  1997            /s/ Henry Goodhue
     -------------------------         -----------------------------------
                                       Henry Goodhue
                                       Controller
                                       (principal financial officer)