Form 10QSB
period 1997-03-31
AGES HEALTH SERVICES INC
filed 1997-05-21
CIK 908516

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997

Commission file number      1-12564
                       _________________

                          Ages Health Services Inc.
______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

            Massachusetts                           04 - 3102249
_____________________________________  _______________________________________
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               identification No.)

             800 Hingham Street, Suite 103 S, Rockland, MA 02370
______________________________________________________________________________
                  (Address of principal executive offices)

                               617 - 871- 6550
______________________________________________________________________________
                         (Issuer's telephone number)

                                     N/A
______________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X     No
     _____       _____


The number of shares outstanding of registrant's no par value common stock, at April 30, 1997,was 2,580,100.

Transitional small business disclosure format (check one):

Yes           No     X
     _____         _____



                          AGES Health Services Inc.

                                    INDEX


PART 1 - FINANCIAL INFORMATION  *
______________________________

Item 1. - Financial Statements                                                  Page
                                                                                Number
                                                                                ______

      Balance Sheets
       at March 31, 1997 and September 30, 1996.............................    3  -  4

      Statements of Operations
       for the three months and six months ended March 31, 1997 and 1996....    5

      Statements of Cash Flows
       for the six months ended March 31, 1997 and 1996.....................    6  -  7

      Notes to Financial Statements.........................................    8  -  10

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................    10 - 12

PART II - OTHER INFORMATION
___________________________

Item 1. - Legal Proceedings.................................................    12

Item 2. - Changes in Securities  See Item 5.................................    12

Item 5. - Other Matters.....................................................    12

Item 6. - Exhibits and Reports on Form 8-K..................................    12

Signatures..................................................................    13


<F*> The financial information at September 30, 1996 has been derived from the Company's audited financial statements at that date. All other information is unaudited.


                          AGES HEALTH SERVICES INC.

                               Balance Sheets
                                 (Unaudited)


                                                                       March 31    September 30,
                                                                         1997          1996*
                                                                       --------    -------------

Assets

Current:
  Cash and cash equivalents                                           $  144,457    $   25,548
  U.S. Treasury Notes                                                          -     1,480,785
  Accounts receivable, less allowance for uncollectible
   accounts of $473,468 and $570,000                                   2,164,782     2,018,537
  Prepaid expenses                                                        55,482        49,013
  Current portion of long-term note receivable related
   to discontinued operations                                              7,702         5,000
  Deferred taxes                                                          15,000        15,000
                                                                      ------------------------
      Total current assets                                             2,387,423     3,593,883
                                                                      ------------------------
Property and equipment, net of accumulated depreciation of
 $166,305 and $131,251                                                   177,681       193,472
                                                                      ------------------------

Deferred financing costs, net of accumulated amortization of
 $8,237 and $1,030                                                             -         7,207
                                                                      ------------------------

Long-term note receivable related to discontinued
 operations, less current portion                                         10,320        14,726
                                                                      ------------------------


                                                                      $2,575,424    $3,809,288
                                                                      ========================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Short-term borrowings                                               $1,525,938    $1,695,750
  Accounts payable                                                       307,271       210,237
  Dividends payable                                                       25,000        10,000
  Accrued expenses                                                       506,347       832,375
  Current portion of long-term debt and loans payable                    215,780       192,375
                                                                      ------------------------

      Total current liabilities                                        2,580,336     2,940,737

Long-term debt and notes payable, less current portion                   299,118       328,077
Deferred income taxes                                                     15,000        15,000
                                                                      ------------------------

      Total liabilities                                                2,894,454     3,283,814
                                                                      ------------------------


Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, 12% cumulative, nonparticipating, $1,000
   per share liquidation value, without par value; 100,000
   shares authorized, 250 shares issued and outstanding                  250,000       250,000
  Common stock, without par value; 4,500,000 shares
   authorized; 2,580,100 shares issued and outstanding                 3,375,897     3,375,897
  Accumulated deficit                                                 (3,944,927)   (3,082,224)
  Unrealized loss on marketable securities                                     -       (18,199)
                                                                      ------------------------

      Total stockholders' equity (deficit)                              (319,030)      525,474
                                                                      ------------------------


                                                                      $2,575,424    $3,809,288
                                                                      ========================

See accompanying notes to financial statements.


<F*> The balance sheet at September 30, 1996 has been derived from the audited financial statements at that time. All other information is unaudited.



                          AGES HEALTH SERVICES INC.

                          Statements of Operations
                                 (Unaudited)



                                                 For the three months         For the six months
                                                   ended March 31,             ended March 31,
                                               ------------------------    ------------------------
                                                  1997          1996          1997          1996
                                                  ----          ----          ----          ----

Net patient service revenue                    $1,652,931    $2,041,385    $3,275,966    $3,937,299
Cost of patient services                        1,328,782     1,430,081     2,573,004     2,763,788
                                               ----------------------------------------------------
  Gross profit on patient services                324,149       611,304       702,962     1,173,511
                                               ----------------------------------------------------

General and administrative expenses               775,181       571,779     1,454,559     1,073,723
Amortization of acquisition-related costs               -        15,536             -        39,484
Amortization of deferred financing costs            6,178             -         7,207             -
                                               ----------------------------------------------------
  Operating expenses                              781,359       587,315     1,461,766     1,113,207
                                               ----------------------------------------------------

Operating income (loss)                          (457,210)       23,989      (758,804)       60,304

Interest expense, net                              40,269        19,319        70,700        43,976
                                               ----------------------------------------------------

Operating loss on continuing operations          (497,479)        4,670      (829,504)       16,328

Loss on disposal of discontinued operations             -             -             -        (3,217)
                                               ----------------------------------------------------

Net income (loss)                                (497,479)        4,670      (829,504)       13,111

Preferred stock dividends                          (7,500)       (7,500)      (15,000)      (15,000)
                                               ----------------------------------------------------

Net income (loss) applicable to common stock   $ (504,979)   $   (2,830)   $ (844,504)   $   (1,889)
                                               ====================================================


Net income (loss) per share of common stock    $     (.20)            -    $     (.33)            -
                                               ====================================================

Weighted average number of shares of
 common stock outstanding                       2,580,100     2,580,100     2,580,100     2,580,100


See accompanying notes to financial statements.


                          AGES HEALTH SERVICES INC.

                          Statements of Cash Flows
                                 (Unaudited)



                                                                   For the six months
                                                                    ended March 31,
                                                                -------------------------
                                                                    1997          1996
                                                                    ----          ----


Cash flows from operating activities:
  Net income (loss)                                             $  (829,504)    $  13,111
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
    Depreciation and amortization                                    42,261        69,917
    Provision for losses on accounts receivable                     275,502        62,797
    Deferred consulting costs                                             -        18,000
    Loss on sale of marketable securities                            16,294           938
    Changes in operating assets and liabilites:
      Accounts receivable                                          (421,747)     (530,169)
      Prepaid expense                                                (6,469)       (5,417)
      Accounts payable                                               97,034       150,612
      Accrued expenses                                             (326,028)      (63,909)
                                                                -------------------------

        Net cash used for operating activities                   (1,152,657)     (284,120)
                                                                -------------------------


Cash flows from investing activities:
  Proceeds from sale of marketable securities                     1,464,491       499,062
  Purchase of marketable securities                                       -      (499,062)
  Purchase of property and equipment                                (19,263)      (24,471)
  Principal payments from note receivable                             1,704         2,248
                                                                -------------------------

        Net cash provided by (used for) investing activities      1,446,932       (22,223)
                                                                -------------------------

Cash flows from financing activities
  Repayments of short-term borrowings                              (169,812)      214,329
  Principal payments on other notes payable                          (5,554)       (4,757)
  Dividends paid on preferred stock                                       -       (10,000)
                                                                -------------------------

      Net cash provided by (used for) financing activities         (175,366)      199,572
                                                                -------------------------

Net increase (decrease) in cash and cash equivalents                118,909      (106,771)

Cash and cash equivalents, beginning of period                       25,548       126,878
                                                                -------------------------

Cash and cash equivalents, end of period                        $   144,457     $  20,107
                                                                =========================


See accompanying notes to financial statements.



                          AGES HEALTH SERVICES INC.

                        Notes to Financial Statements

1.  Basis of Presentation

      The financial statements as of March 31, 1997 and 1996 are unaudited but include all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such interim financial statements. The accompanying financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual audited financial statements and notes thereto. The results of operations for the six months ended March 31, 1997 will not be indicative of the results to be expected for the entire year ending September 30, 1997, due to the sale of substantially all of the Company's operating assets to Arbour Elder Services, Inc. pursuant to an Asset Purchase Agreement dated February 1, 1997 ("the Agreement"), which closed May 4, 1997. (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Management Agreement and Sale of Assets).

2.  U.S. Treasury Notes

      Short term investments in U.S. Treasury Notes are considered available-for-sale securities, and therefore are accounted for at fair market value. Unrealized gains and losses are recorded as a component of Stockholders' Equity. Realized gains and losses are recognized in the results of operations. On January 16, 1997, the Company redeemed its two $500,000 U.S. Treasury Notes prior to their maturity date. The notes matured at less than full face value. Less transaction costs, the redemption yielded $964,882 of cash, which was used to pay off short term borrowings and interest due under the Company's brokerage borrowing agreement and to provide $33,019 of working capital.

3.  Short-Term Borrowings

      Short-term borrowings at March 31, 1997 of $1,525,938, were due to Arbour Elder Services, Inc. under terms the Agreement. Principal and interest payments on the borrowings were suspended pending the close of the Agreement, which closing took place effective May 4, 1997. (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Management Agreement and Sale of Assets).

4.  Taxes on Income

      In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating loss carryforward and other deferred tax assets, the Company has provided a deferred tax asset valuation allowance at March 31, 1997 equal to 100% of the net operating loss carryforward and a portion of the other deferred tax assets. Accordingly, the Company has not recognized a tax credit for the six months ended March 31, 1997 in the accompanying statements of operations. A current tax provision was not provided for the six months ended March 31, 1996 due to the availability of the net operating loss carryforward which was used to offset current taxes due.

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

6.  Cash Flow Information

      Payments for interest and income taxes for the six months ended March 31, follows:

                                    1997       1996
                                    ----       ----

      Interest                     $76,730    $71,525
      Income taxes                 $     -    $     -

      A supplemental schedule of noncash investing and financing activities for the six months ended March 31, follows:

                                                       1997     1996
                                                       ----     ----

Preferred Stock dividends accrued                     15,000    5,000
Unrealized gain (or loss) on marketable securities         -    9,843


7.  Legal Proceedings

      The Massachusetts Department of the Attorney General undertook a two year review of certain of the Company's Medicaid claims related to diagnostic, consultation and medical services performed at nursing homes serviced by the Company. The primary focus of the review was to determine whether the services performed were qualifying reimbursable services. The Company has maintained that the services provided were appropriate and that all services were billed correctly. In February of 1997, the Company and the Attorney General jointly filed a civil settlement agreement to conclude the dispute concerning Medicaid billings. The Company admitted no liability or wrongdoing under the terms of the settlement. The terms of the settlement call for the Company to pay $100,000, which amount the Company believes approximated its projected legal expenses to conclude the matter without settlement, and which amount the Company has previously reserved for the matter. In addition, the Company will donate $25,000 worth of uncompensated services and training to patients, their families and their caregivers. At March 31, 1997, the Company had paid $7,690 of the cash portion of the settlement, and had donated $20,400 worth of uncompensated services and training.


Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

      Management Agreement and Sale of Assets
      ---------------------------------------
      The Company entered into an Asset Purchase Agreement ("Agreement") dated February 1, 1997 with Arbour Elder Services, Inc. ("Arbour").
Pursuant to the Agreement the Company is to sell substantially all of its operating assets. The assets being sold include certain accounts receivable, contractual and lease rights, licenses and permits to the extent permitted by law, equipment, and intellectual property rights. The purchase price for the assets is $1,100,000 in cash of which $100,000 was paid on the signing of the Agreement, the assumption of liabilities up to $760,000 and a payment of up to $800,000 based upon the amount of retained accounts receivable actually collected. Arbour shall be entitled to retain the first $1,000,000 of accounts receivable collected, and shall remit the next $800,000 of collections to the Company. Arbour shall retain any net accounts receivable collected in excess of $1,800,000. The closing of the transactions contemplated by the Agreement ("Closing") took place May 4, 1997, subsequent to the satisfaction of certain conditions, including approval of the Stockholders of the Company.

      In connection with the Agreement, the Company and Arbour entered into a Management Agreement ("Management Agreement") pursuant to which Arbour, effective February 1, 1997, assumed the responsibility for the management of the operations of the Company. The services to be performed by Arbour include all services necessary for the operation of such business, such as hiring and firing personnel, payment of salaries and all other operating expenses, purchasing of supplies and supervising the operations. Arbour as manager, and for its compensation, is entitled to retain all revenues from the services rendered, but is obligated to pay all of the expenses incurred in connection therewith. The management period ended May 4, 1997 with the closing of the transactions contemplated by the Agreement. Arbour, as manager, bears the operating loss for two months of the quarter ended March 31, 1997. A restated Statement of Operations for the six months ended March 31, 1997 showing the effect of Arbour's management obligations with respect to operations in February and March are included as Exhibit 99.1 (see Item 6, Exhibits and Reports on Form 8-K).

      Liquidity and Capital Resources
      -------------------------------
      During the six months ended March 31, 1997, the Company required cash of $1,152,657 to fund operating activities primarily as a result of the net loss from operating activities of $829,504. The Company invested $19,263 in property and equipment and repaid $169,812 on short-term borrowings during the six months of Fiscal 1997. The Company's operating cash requirements, equipment purchases and debt repayment were funded in part by proceeds from the sale of marketable securities of $1,464,491.

      The Company's working capital was ($192,913) at March 31, 1997 compared to $653,146 at September 30, 1996. The Company was not adequately capitalized at March 31, 1997, to continue current operations. However, the Company's Management Agreement with Arbour placed the burden of continuing operations on Arbour for the period on and after February 1, 1997 up to the close of the transactions contemplated by the Agreement, which took place on May 4, 1997. A restated Balance Sheet for March 31, 1997, showing the effect of Arbour's management obligations with respect to operations in February and March are included as Exhibit 99.2 (see Item 6, Exhibits and Reports on Form 8-K).

      Results of Operations
      ---------------------
      Net patient service revenues decreased by $661,333 or 16.8% from the first six months of Fiscal 1996 to the first six months of Fiscal 1997, due to a decrease of $658,679 or 23.4% in the Massachusetts nursing home program, and to a decrease of $269,160 or 52.8% in the Connecticut nursing home program.

      The Company's cost of patient services as a percentage of net patient service revenues increased from 70.2% for the first six months of Fiscal 1996 to 78.5% for the first six months of Fiscal 1997. This increase is due primarily to reorganization of the Company's service delivery model for therapy services in the Massachusetts nursing home program, where the Company hired three field managers to oversee and improve quality of care. Cost of patient services as a percentage of net patient service revenues in this segment increased from 67.5% for the first six months of Fiscal 1996 to 78.0% for the first six months of Fiscal 1997.

      The Company's general and administrative expenses as a percent of net patient service revenues increased from 27.3% for the first six months of Fiscal 1996 to 44.4% for the first six months of Fiscal 1997. The increase is due to increases in professional fees necessary to complete the agreements with Arbour and the settlement with the Massachusetts Attorney General, to a $25,000 provision for uncompensated services to be provided in connection with the civil settlement jointly filed with the Massachusetts Department of the Attorney General (see Part II, Item 1. Legal Proceedings), to $40,188 in IRS tax deposit penalties, and to a $178,196 increase in provision for doubtful accounts. This provision increased from $97,306 or 2.5% of net patient service revenues, to $275,502 or 8.4% of net patient service revenues. In addition, the reserve for doubtful accounts as a percent of gross accounts receivable increased from 11% at March 31, 1996 to 18% at March 31, 1997. The provision for doubtful accounts is estimated based on an ongoing review of collectibility of the Company's accounts receivable, by state, by pay source. A major factor in the Company's decision to increase reserves relates to claims submitted to the Massachusetts Medicaid Program which pays claims on behalf of its beneficiaries only after all other insurances (Medicare and any intervening Medicare supplementary insurances) have paid or rejected a claim. Massachusetts Medicaid has intensified its efforts to identify intervening insurances and to ensure compliance with regulations regarding payment or rejection by intervening insurances. These intensified efforts have increased the proportion of paper claims that must be billed through multiple payors. This process of submitting paper claims substantially increases the time and effort involved in securing final payment of unpaid Medicare balances from the Massachusetts Medicaid Program.

      The Company's interest expense, net of interest income, increased by $26,724 during the first six months of Fiscal 1997 versus the first six months of Fiscal 1996, as a result of increased short term borrowings.

      The Company's net loss applicable to common stock was $844,504 or $.33 per share for the first six months of Fiscal 1997 compared to $1,889 or $.00 per share for the first six months of Fiscal 1996.


PRO FORMA FINANCIAL INFORMATION

The following Pro Forma Condensed Balance Sheet of the Company as of March
31, 1997 reflects the financial position of the Company after giving effect to the disposition of the assets and assumption of the liabilities pursuant to the Agreement with Arbour and assumes the transaction occurred on March 31, 1997. The following Pro Forma Condensed Statements of Operations for the fiscal year ended September 30, 1996 and six months ended March
31, 1997 assume that the transaction occurred on October 1, 1995 and are based on the operations of the Company for the year ended September 30, 1996 and the six months ended March 31, 1997, respectively. These Statements of Operations assume no new business will have been acquired in the relevant period.


                       PRO FORMA FINANCIAL INFORMATION

                            AGES HEALTH SERVICES INC.
             PRO FORMA CONDENSED BALANCE SHEET AT MARCH 31, 1997
                                   (Unaudited)



                                                                                       Pro Forma Adjustments
                                                                                  -------------------------------
                                                                   Historical       Ages (a)         Other (d)       Pro Forma
                                                                   -----------    -----------     ---------------    -------------

Assets

Current:
  Cash and cash equivalents                                        $   144,457    $         0     $ 1,100,000 (b)     $ 1,244,457
Accounts receivable, less allowance for uncollectible accounts
 of $473,468                                                         2,164,782      2,164,782         800,000 (b)         800,000
  Prepaid expenses                                                      55,482         55,482               0                   0
  Current portion of long-term note receivable related to
   discontinued operations                                               7,702          7,702               0                   0
  Deferred taxes                                                        15,000              0         (15,000)(c)               0
                                                                   --------------------------------------------------------------

      Total current assets                                           2,387,423      2,227,966       1,885,000           2,044,457
                                                                   --------------------------------------------------------------

Property and equipment, net of accumulated depreciation
 of $166,305                                                           177,681        177,681               0                   0
                                                                   --------------------------------------------------------------

Long-term note receivable related to discontinued operations,
 less current portion                                                   10,320         10,320               0                   0
                                                                   --------------------------------------------------------------

                                                                   $ 2,575,424    $ 2,415,967     $ 1,885,000         $ 2,044,457
                                                                   ==============================================================


Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Short-term borrowings                                            $ 1,525,938    $         0     $  (494,685)(b)     $ 1,031,253
  Accounts payable                                                     307,271              0               0             307,271
  Dividends payable                                                     25,000              0               0              25,000
  Accrued expenses                                                     506,347              0        (273,465)(b)         232,882
  Current portion of long-term debt and loans payable                  215,780              0         (16,922)(b)         198,858
                                                                   --------------------------------------------------------------

      Total current liabilities                                      2,580,336              0        (785,072)(b)       1,796,264

Long-term debt and loans payable, less current portion                 299,118              0          (5,747)(b)         293,371
Deferred income taxes                                                   15,000              0         (15,000)(c)               0
                                                                   --------------------------------------------------------------

      Total liabilities                                              2,894,454              0        (805,819)          2,088,635
                                                                   --------------------------------------------------------------

Commitments and contingencies

Stockholders' equity                                                  (319,030)     2,415,967       2,690,819             (44,178)
                                                                   --------------------------------------------------------------


                                                                   $ 2,575,424    $ 2,415,967     $ 1,885,000         $ 2,044,457
                                                                   ==============================================================

--------------------
<F1>  (a)   To eliminate the assets of Ages Health Services ("Ages") sold in connection with the asset purchase agreement with Arbour Elder Services,
            Inc.

<F2>  (b)   To reflect proceeds from the sale of assets consisting of $1,100,000 in cash plus retention of $800,000 of accounts receivable collections after the buyer's receipt of the first $1,000,000 of accounts receivable collected, and assumption by the buyer of $30,819 of future payments on leases and approximately $760,000 of the Company's other liabilities.

<F3>  (c)   To reflect the elimination of deferred taxes.

<F4>  (d)   Does not reflect any adjustment for liabilities (totalling approximately
            $750,000) which the Company believes it may be able to settle at amounts less than their book value.


                        PRO FORMA FINANCIAL INFORMATION

                           AGES HEALTH SERVICES INC.
                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



                                                                      Pro Forma Adjustments
                                                                  ----------------------------
                                                   Historical       Ages (a)         Other        Pro Forma
                                                  ------------    -----------    -------------    ---------

Net patient service revenue                       $ 7,214,781     $ 7,214,781    $       0        $       0
Cost of patient services                            5,295,567       5,295,567            0                0
                                                  ---------------------------------------------------------
      Gross profit on patient services              1,919,214       1,919,214            0                0
                                                  ---------------------------------------------------------

General and administrative expenses                 2,767,182       2,767,182      132,000 (b)      132,000
Amortization of deferred financing costs               45,902          45,902            0                0
                                                  ---------------------------------------------------------
      Operating expenses                            2,813,084       2,813,084      132,000          132,000
                                                  ---------------------------------------------------------

Operating loss                                       (893,870)       (893,870)    (132,000)        (132,000)

Interest expense, net                                 110,034         110,034       19,800 (b)       19,800
                                                  ---------------------------------------------------------

Net loss                                           (1,003,904)     (1,003,904)    (151,800)        (151,800)

Preferred stock dividends                             (30,000)              0            0          (30,000)
                                                  ---------------------------------------------------------

Net loss applicable to common stock               $(1,033,904)    $(1,003,904)   $(151,800)       $(181,800)
                                                  =========================================================

Net loss per share of common stock                $      (.40)                                    $    (.07)
                                                  ===========                                     =========
Weighted average number of shares of common
 stock outstanding                                  2,580,100                                     2,580,100


--------------------
<F1>  (a)   To eliminate the revenue and expenses of Ages Health Services Inc.
            ("Ages") for the entire period.

<F2>  (b)   To reflect costs that would not have been eliminated due to the sale of assets and liabilities.


                        PRO FORMA FINANCIAL INFORMATION

                           AGES HEALTH SERVICES INC.
                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)



                                                                     Pro Forma Adjustments
                                                                  ---------------------------
                                                  Historical        Ages (a)        Other         Pro Forma
                                                  -----------     -----------    ------------     ---------

Net patient service revenue                       $ 3,275,966     $ 3,275,966    $      0         $       0
Cost of patient services                            2,573,004       2,573,004           0                 0
                                                  ---------------------------------------------------------
      Gross profit on patient services                702,962         702,962           0                 0
                                                  ---------------------------------------------------------

General and administrative expenses                 1,454,559       1,454,559      80,300 (b)        80,300
Amortization of deferred financing costs                7,207           7,207           0                 0
                                                  ---------------------------------------------------------
      Operating expenses                            1,461,766       1,461,766      80,300            80,300
                                                  ---------------------------------------------------------

Operating loss                                       (758,804)       (758,804)    (80,300)          (80,300)

Interest expense, net                                  70,700          70,700       9,900 (b)         9,900
                                                  ---------------------------------------------------------

Net loss                                             (829,504)       (829,504)    (90,200)          (90,200)

Preferred stock dividends                             (15,000)              0           0           (15,000)
                                                  ---------------------------------------------------------

Net loss applicable to common stock               $  (844,504)    $  (829,504)   $(90,200)        $(105,200)
                                                  =========================================================


Net loss per share of common stock                $      (.33)                                    $    (.04)
                                                  ===========                                     =========

Weighted average number of shares of common
 stock outstanding                                  2,580,100                                     2,580,100

--------------------
<F1>  (a)   To eliminate the revenue and expenses of Ages Health Services Inc.
            ("Ages") for the entire period.

<F2>  (b)   To reflect costs that would not have been eliminated due to the sale of assets and liabilities.


PART II  Other Information
--------------------------

Item 1.  Legal  Proceedings
---------------------------
         See Note 7 to Financial Statement

Item 2.  Changes in Securities
------------------------------
         See Item 5.

Item 5.  Other Matters
----------------------
         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Management Agreement and Proposed Sale of Assets.

Item 6.  Exhibits and Reports on Form 8 - K
-------------------------------------------

         (a)  Exhibits  --  Exhibit 27   - Financial Data Schedule
                        --  Exhibit 99.1 - Restated Statement of Operations:
                                           six months ending March 31, 1997
                        --  Exhibit 99.2 - Restated Balance Sheet at March 31,
                                           1997

         (b)  Reports on Form 8 - K  --  none




                                 SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Ages Health Services Inc.
                                       (Registrant)



         May 20, 1997                  /s/ Henry Goodhue
Date ______________________________    ___________________________
                                       Henry Goodhue
                                       Controller
                                       (principal financial officer)